Form 10-Q
period 2007-09-30
WITel Corp.
filed 2007-11-19
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No.  333-145134

WiTel Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization) 1800 Century Park East, Suite 600 Los Angeles, CA (Address of Principal Executive Offices)	20-8734462 (I.R.S. Employer Identification No.) 90067 (Zip Code)

Registrant's Telephone Number, including area code: (403) 998-1677

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 per Share
(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

As of November 19, 2007, the number of shares outstanding of the registrant's sole class of common stock, par value $0.001 per share was 6,050,000.

 WITEL CORP.
        (A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets (Unaudited)

September 30,
2007
(Unaudited)
Assets

Current assets
Cash	$1,466
Inventory	25,000
Total current assets	26,466
Other assets	15,533
Total assets	$42,000

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	11,500
Loans from shareholder	22,500
Total current liabilities	34,000

Total liabilities	34,000

Stockholders’ equity
Common stock - $.001 par value; in 2007, 75,000,000 shares authorized, 6,000,000 shares issued and outstanding	2,250
Additional paid-in capital	50,100
Accumulated deficit	(44,350)
Total stockholders’ equity	8,000
Total liabilities and stockholders’ equity	$42,000

See accompanying notes to financial statements.

WITEL CORP.
        (A DEVELOPMENT STAGE COMPANY)

Statements of Operations (Unaudited)

	For the Three Months Ended	For the Period from inception (February 20, 2007) to
	September 30,	September 30,
	2007	2007

Expenses

General and Administrative	$5,467	$10,600

Professional Fees	2,000	33,750

Net loss	$(7,467)	$(44,350)	$

Basic and diluted loss per share	$(0.001)	$(0.007)	$

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	6,000,000	6,000,000

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

			Additional	Retained
	Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balance at inception(February 20, 2007)	-	$-	-	-	$-

Founders shares, issued for services rendered, February 28, 2007	3,750,000	-	$3,750	-	3,750

Common stock subscribed (2,250,000)	2,250,000	2,250	46,350	-	48,600

Net loss, Period from inception (February 20, 2007) through June 30, 2007	-	-	-	(36.883)	(36,883)

Balance, June 30, 2007	6,000,000	2,250	46,350	(36,883)	15,467

Net loss, three months ended September 30, 2007	-	-	-	(7,467)	(7,467)

Balances, September 30, 2007	6,000,000	$2,250	$50,100	$(44,350)	$8,000

See accompanying summary of notes to financial statements

WITEL CORP.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30, 2007	For the period from February 20, 2007 (Inception) through September 30, 2007
Cash flows from operating activities
Net loss	$(7,467)	$(44,350)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	133
Stock based compensation	-	3,750
Changes in assets and liabilities:
Organizational costs	-	(2,000)
Inventories	(2,000)	(25,000)
Accounts payable	(3,850)	11,500
Loans from shareholder	-	22,500

Net cash provided by (used in) operating activities	(13,317)	(33,467)

Cash flows from investing activities
Website development	200	(13,733)
Accumulated amortization, website		67

Net cash Provided by (used in) investing activities	200	(13,667)

Cash flows from financing activities
Capital stock	-	2,250
Paid-in capital	-	46,350

Net cash provided by (used in) financing activities	-	48,600

Net increase (decrease) in cash and cash equivalents	(13,117)	1,466

Cash and cash equivalents, beginning of period	14,583	-

Cash and cash equivalents, end of period	$1,466	$1,466

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes
Income taxes	$-	$-

See accompanying notes to financial statements.

WITEL CORP.

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $44,350. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (WiFi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share. As of June 30, 2007, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, of which $48,600 has been received by the Company. In October 2007, the Company entered into a private placement offering for 50,000 shares at $1.00 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended September 30, 2007 and for the period from February 20, 2007 (inception) through September 30, 2007, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with our audited financial statements for the period ended May 31, 2007 as reflected in our Form SB2 filed with the Securities and Exchange Commission.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method for inventory.

INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

WITEL CORP.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "SHARE-BASED PAYMENT." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "SHARE-BASED PAYMENT," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "FAIR VALUE MEASURES" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15,2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 — OTHER ASSETS

Other assets consist of the following:	May 31,
2007

Website development, net of accumulated amortization of $67	$13,667

$13,667

WITEL CORP.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2007, the Company issued 3,750,000 shares of its common stock at $0.001 per share for services rendered in the amount of $3,750 to its directors, professionals and others.

PRIVATE PLACEMENT

On May 1, 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $48,600. As of May 31, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock. In October 2007, the Company authorized a private placement of 50,000 shares of common stock at a price of $1.00 per share. The total amount raised in this financing was $50,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2007, there was $22,500 due to a shareholder for funds advanced to the Company to pay for costs incurred by it while it was seeking additional capital. These funds are interest free. The Company utilizes office space from one of its shareholders at no cost to it.

NOTE 7 - INCOME TAXES

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $44,350 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

WITEL CORP.

Item 2. Management's Discussion and Plan of Operation

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the financial statements and notes included in our Registration Statement on Form SB-2 (SEC file no. 333-145134).

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-QSB are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-QSB and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-KSB.

Examples of forward looking statements in this Quarterly Report on Form 10-QSB include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

•	the risks of a development stage company;
•	management’s plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	our dependence on management and the need to recruit additional personnel;
•	limited trading for our common stock
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•
the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

•	those described in the context of such forward-looking statements;
•	future product development and marketing costs;
•	changes in our pricing plans;
•	timely development and acceptance of our products;
•	the markets of our domestic operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form SB-2/A (SEC File No. 333-145134).

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

WITEL CORP.

In this Quarterly Report on Form 10-QSB, "Company," "the Company," "us," and "our" refer to WiTel Corp., a Nevada corporation, unless the context requires otherwise.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis.

We are embarking on efforts to raise equity financing. However, there can be no assurance that we will be able to obtain financing, or that if such financing were available, whether the terms or conditions would be acceptable to us.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections to other forward-looking statements.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2007 and the period from February 20, 2007 (inception) through September 30, 2007. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Company Overview

We are a development-stage company organized to enter into the wireless services industry by selling wireless phones, accessories and services, worldwide, utilizing “wi-fi.” We have recently commenced business operations and have not generated any revenues.

Our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and we do not anticipate any revenues until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

As of September 30, 2007, we had $1,466 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.   In October 2007, the Company issued 50,000 shares at $1.00 per share, under a private placement, for $50,000.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

WITEL CORP.

The staged procurement of our wireless systems will continue over the next 12 months. Other than purchasing our products and services, we do not anticipate obtaining any further products or services. We do not expect the purchase or sale of plant or any significant equipment and we do not anticipate any change in the number of our employees.

We have no current plans, preliminary or otherwise, to merge with any other entity.

At present, one of our shareholders has invested $22,500 in us.  He is unwilling to make any commitment to loan us any more money, but may reconsider if we source desirable products and services at reasonable pricing.  His unwillingness to provide us with additional funding is simply because he does not want to.  At the present time, we have not made any arrangements to raise additional cash but will be seeking equity financing in the near future.  If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our product or marketing efforts because we do not have enough money, we will cease our development and or marketing operations until we raise money.  Attempting to raise capital after failing in any phase of our product plan would be difficult.  As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our officers and directors will be responsible for the initial product and service sourcing. We have hired an independent consultant to build the site. We also intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Liquidity and Capital Resources

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources or cash flows do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worse case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our condensed financial statements. The preparation of our condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying amount of our intangible assets.

WITEL CORP.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2007.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies and Organization, be read in conjunction with this Management's Discussion and Plan of Operations.

Item 3. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, but not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

WITEL CORP.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

      (a)    The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the President and Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President and Chief Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITEL CORP.

November 19, 2007	By:	/s/ James E. Renton
James E. Renton
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial and Accounting Officer)