Form 10QSB/A
period 2007-09-30
WITel Corp.
filed 2007-12-06
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Yes ☐   No ☒

As of December 5, 2007, the number of shares outstanding of the registrant's sole class of common stock, par value $0.001 per share was 6,100,000.

 WITEL CORP.
        (A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet (Unaudited)

September 30,
2007
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
(A DEVELOPMENT STAGE COMPANY)

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
(A DEVELOPMENT STAGE COMPANY)

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share. As of June 30, 2007, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, of which $48,600 has been received by the Company. In October 2007, the Company entered into a private placement offering for 100,000 shares at $0.50 per share.

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
(A DEVELOPMENT STAGE COMPANY)

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
(A DEVELOPMENT STAGE COMPANY)

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

PRIVATE PLACEMENT

On May 1, 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share. The total amount to be raised in this financing is $48,600. As of May 31, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock. In October 2007, the Company authorized a private placement of 100,000 shares of common stock at a price of $0.50 per share. The total amount raised in this financing was $50,000.

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
(A DEVELOPMENT STAGE COMPANY)

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
(A DEVELOPMENT STAGE COMPANY)

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

As of September 30, 2007, we had $1,466 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.   In October 2007, the Company issued 100,000 shares at $0.50 per share, under a private placement, for $50,000.

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
(A DEVELOPMENT STAGE COMPANY)

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
(A DEVELOPMENT STAGE COMPANY)

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
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.

December 5, 2007	By:	/s/ James E. Renton
James E. Renton
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial and Accounting Officer)