Form 10QSB/A
period 2007-09-30
WITel Corp.
filed 2008-01-23
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [   ]   No [X]

As of January 14, 2008, the number of shares outstanding of the registrant's sole class of common stock, par value $0.001 per share was 6,100,000.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION Item 1. Financial Statements Balance Sheet (Unaudited)
September 30,
2007

Assets

Current assets
Cash	$1,466
Inventory	25,000

Total current assets	26,466

Other assets, net	8,933

Total assets	$35,400

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	11,500
Loans from shareholder	17,500

Total current liabilities	29,000

Total liabilities	29,000

Stockholders’ equity
Common stock - $.001 par value; in 2007, 75,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000
Additional paid-in capital	46,350
Accumulated deficit	(45,950)

Total stockholders’ equity	6,400

Total liabilities and stockholders’ equity	$35,400

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2007	For the Period from inception (February 20, 2007) to September 30, 2007

Expenses

General and Administrative	$5,267	$12,200

Stock based compensation	-	3,750

Professional Fees	2,000	30,000

Net loss	$(7,267)	$(45,950)

Basic and diluted loss per share	$(0.001)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	6,000,000

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30, 2007	For the period from February 20, 2007 (Inception) through September 30, 2007
Cash flows from operating activities
Net loss	$(7,267)	$(45,950)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	-
Stock based compensation	-	3,750
Changes in assets and liabilities:
Organizational costs	-	-
Inventories	(2,000)	(25,000)
Accounts payable	(3,850)	11,500
Loans from shareholder	-	17,500

Net cash provided by (used in) operating activities	(13,117)	(38,200)

Cash flows from investing activities
Website development	-	(9,000)
Accumulated amortization, website	-	67

Net cash Provided by (used in) investing activities	-	(83,933)

Cash flows from financing activities
Capital stock	-	6,000
Stock based compensation	-	(3,750)
Paid-in capital	-	46,350

Net cash provided by (used in) financing activities	-	48,600

Net increase (decrease) in cash and cash equivalents	(13,117)	1,466

Cash and cash equivalents, beginning of period	14,583	-

Cash and cash equivalents, end of period	$1,466	$1,466

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes
Income taxes	$-	$-

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $45,950. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (WiFi) to deliver calls to its subscribers wherever they are in the world.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 — OTHER ASSETS

Other assets consist of the following:	May 31, 2007

Website development, net of accumulated amortization of $67	$8,933

$8,933

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2007, there was $17,500 due to a shareholder for funds advanced to the Company to pay for costs incurred by it while it was seeking additional capital. These funds are interest free. The Company utilizes office space from one of its shareholders at no cost to it.

NOTE 7 - INCOME TAXES

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $45,950 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

At present, one of our shareholders has invested $17,500 in us.  He is unwilling to make any commitment to loan us any more money, but may reconsider if we source desirable products and services at reasonable pricing.  His unwillingness to provide us with additional funding is simply because he does not want to.  At the present time, we are negotiating with various investors to obtain additional equity financing.  There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph, we have no other financing plans.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worse case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITEL CORP.

January 23, 2008	/s/ James E. Renton James E. Renton President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial and Accounting Officer)