Form 10QSB/A
period 2007-09-30
WITel Corp.
filed 2008-03-10
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 3)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-145134

WiTel Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization) 1800 Century Park East, Suite 600 Los Angeles, CA (Address of Principal Executive Offices)	20-8734462 (I.R.S. Employer Identification No.) 90067 (Zip Code)

Issuer’s telephone number: (403) 998-1677

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 10, 2008, the number of shares outstanding of the issuer’s sole class of common stock, par value, $0.001 per share, is 6,250,000.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations (Unaudited)

	For the Three Months Ended September 30,	For the Period from inception (February 20, 2007) to September 30,
	2007	2007

Expenses

General and Administrative	$5,267	$12,200

Stock based compensation	-	3,750

Professional Fees	2,000	30,000

Net loss	$(7,267)	$(45,950)

Basic and diluted loss per share	$(0.001)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	6,000,000

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows (Unaudited)

	For the Three Months Ended September 30, 2007	For the period from February 20, 2007 (Inception) through September 30, 2007
Cash flows from operating activities
Net loss	$(7,267)	(45,950)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	-
Stock based compensation	-	3,750
Changes in assets and liabilities:
Organizational costs	-	-
Inventories	(2,000)	(25,000)
Accounts payable	(3,850)	11,500
Loans from shareholder	-	17,500

Net cash provided by (used in) operating activities	(13,117)	(38,200)

Cash flows from investing activities
Website development	-	(9,000)
Accumulated amortization, website	-	67

Net cash Provided by (used in) investing activities	-	(83,933)

Cash flows from financing activities
Capital stock	-	6,000
Stock based compensation	-	(3,750)
Paid-in capital	-	46,350

Net cash provided by (used in) financing activities	-	48,600

Net increase (decrease) in cash and cash equivalents	(13,117)	1,466

Cash and cash equivalents, beginning of period	14,583	-

Cash and cash equivalents, end of period	$1,466	$1,466

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes
Income taxes	$-	$-

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

March 10, 2008	WITEL CORP. /s/ James E. Renton James E. Renton President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer and Principal Financial and Accounting Officer)