Form 10-K
period 2007-12-31
WITel Corp.
filed 2008-04-15
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-145134

WiTel Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization) 1800 Century Park East, Suite 600, Los Angeles, California (Address of Principal Executive Offices)	20-8734462 (I.R.S. Employer Identification No.) 90067 (Zip Code)

Registrant's Telephone Number, including area code: (403) 998-1677

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 per Share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

The aggregate market value of the 3,200,000 shares of registrant's voting stock held by non-affiliates of the registrant as of March 31, 2008 (the last day of the registrant’s most recently completed first fiscal quarter) was approximately $1,056,000 based on the price of the last sale of the registrant's common stock in a private placement or $0.33 per share.

The number of shares outstanding of the registrant's sole class of common stock, par value $0.001 per share, as of April 14, 2008, the latest practicable date, was 6,250,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

WITEL CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters; and
•	the assumptions described in this report underlying such forward-looking statements.
•	Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
•	those described in the context of such forward-looking statements;
•	future product development and manufacturing costs;
•	changes in our incentive plans;
•	timely development and acceptance of new products;
•	the markets of our domestic and international operations;
•	the impact of competitive products and pricing;
•	the political, social and economic climate in which we conduct operations; and
•	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

ii

PART I

ITEM 1.  BUSINESS

Organization within the Last Five Years

We were incorporated on February 20, 2007 under the laws of the State of Nevada.  On that date, James Renton was appointed as our sole director.  Mr. Renton was also appointed as President, Secretary, Treasurer and Chief Executive Officer.  On May 15, 2007, we appointed Mr. Neubauer and Mr. Bauer as officers and directors and they accepted their appointments.

Description of Business

We are a development stage company incorporated on February 20, 2007 in the State of Nevada that intends to sell wireless phones, accessories, and applicable services that utilizes wireless internet (”wi-fi”) to deliver calls to its subscribers wherever they are in the world. We will obtain these products and services from independent third party providers. We intend to supply customized versions (products, operating system, and service plans) to retail customers.

To date, our operations have been limited to researching our e-commerce systems, products and services. We have not yet implemented our business model or developed our website. To date, we have generated no revenues from our operations.

Our goals are twofold; first, to establish the Company as a leading provider of low priced, wireless phones in the mobile VOIP industry and second, to pursue mutually beneficial strategic alliances with third party manufacturers and suppliers.

We plan to offer low cost wireless phone services, phones and accessories, via the internet, to retail customers worldwide by utilizing “wi-fi.”

Market Opportunity

Annual service revenues of the global telecommunications industry will reach US $1.3 trillion by the end of 2008, according to a report from Insight Research. The research report, entitled “The 2007 Industry Review, an Anthology of Market Facts and Forecasts,” states that wireless revenues will increase by a compounded rate of nearly 10% annually.

Of this market, we are targeting the mobile VOIP telecommunications segment. This segment is believed to grow to 100 million by 2011 according to ON World Inc.

The recent growth of the “wi-fi” industries has stimulated demand for a low cost provider of wireless VOIP products and services enabling a customer to call anywhere in the world utilizing “wi-fi.” We intend to enter this market with custom products and services provided by independent third party providers.

Description of Our Products and Services

To begin our operations, we will offer one model of wireless phone (The WiTel Jetter). The Jetter is an IEEE 802.11b/g compliant IP phone with standard SIP v2 (RFC3261) support. Through the revolutionary design, the Jetter uses only one single chip to power the voice engine and codec, and it only requires low power consumption so users can talk longer without recharging the phone. The Jetter also provides users with rich phone features such as call transfer/hold/ forward, caller ID, dial from call history and store phone book/local contact, and e-mail. With the easy-to-use graphical user interface, the Jetter can enable call features with just a push of the button.

Customers will be able to choose from a variety of calling plans that best suit their needs. Examples include unlimited world 36 (36 countries) calling for $19.99 or pay as you go calling for $9.99 per month.

Supply Chain Management

We do not yet have an agreement with a third party inventory warehouse to store and ship our inventory. We anticipate entering into an agreement with a third party inventory warehouse to store and ship our inventory. We anticipate that when a customer places an order via the internet, an employee will manually approve the credit card sale to mitigate the risk of fraud. Upon approval of the customer’s credit and our acceptance of the customer, we will send the order to the third party inventory warehouse, which is responsible for the storage and shipping of our products. We are currently negotiating with two third party warehouses but have yet to enter into an agreement with one of them.

Service plans for our customers will be stored within a control panel via our VOIP provider as well as an internal database. We will facilitate our monthly billing through our merchant account (Authorize.net). We plan to outsoruce a 24 hour help desk to India or China. Once established,, we will provide training and documentation to operate it. We are evaluating a number of different partners for this service. The third party phone provider offers a one year warranty. We will ship a new phone to any customer that has a defect and we will work directly with the third party to replace the damaged product for future use.

Competition

We face strong competition from incumbent telephone companies, cable companies, alternative voice communication providers and wireless companies. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract these customers away from their existing providers. This will become more difficult as the early adopter market becomes saturated and mainstream customers make up more of our target market. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, reliability, customer service, and enhanced services and features. In addition there are many soft phone developers which compete with us for market share, including SJ Labs Inc., Microsoft Corp, Broadsoft, Inc, Counterpath, Skype and Vonage, all of which have greater resources, experience, market penetration and brand recognition than we do.
The wireless industry is large and intensely competitive. We compete with other companies that manufacture and market retail wireless phone, accessories and offer wireless services, including T-Mobile and many others. Many of our competitors in this market have longer operating histories, greater name recognition and financial resources than us.

In addition, consumers can purchase wireless phones and service in a wide variety of distribution channels. While we believe that many consumers appreciate the convenience of ordering products from the internet, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change.

Competitive Advantages

We expect to enjoy an advantage over traditional wireless providers with cheaper service plans especially with respect to long distance calling. We offer free features such as WiTel to WitTel customer calling, free incoming calls, free caller ID, free voicemail (listen from your phone, through e-mail, or the website’s control panel) and more.

We also plan to differentiate ourselves from the competition by allowing someone to purchase a phone number in a country they currently do not reside. For example, someone recently moving from England to the USA can purchase an England phone number allowing their family and friends back home to call a local number and therefore eliminate long distance expenses. Secondly, a user can make outgoing calls for the same outgoing rates anywhere in the world where there is wi-fi available, there are no roaming charges. We feel this makes the product and service attractive to someone who travels a great deal or someone who is looking for an inexpensive way to communicate while on an extended vacation. Customers that have wi-fi in their homes can use our service as their home phone with the added benefit of taking it with them wherever they go.

Lastly, we believe that our competitive strengths will include the ease of use of our planned products and the quality of our systems.

Marketing

Rapid market exposure is critical to drive broad acceptance of the phones and services. We intend to initiate this rapid exposure by a comprehensive marketing plan via internet and International Direct Sales Programs. We will maintain a fully operational website. We will utilize the website as a direct marketing tool to increase product awareness and generate sales of the product. We are currently budgeting $250,000 for Search Marketing (Google advertising, etc.). In addition, we will participate in industry trade shows, trade magazine advertising, and cold call various organizations.

Trademarks and Patents

We have filed applications to register the following trademarks in the United States and Canada, which have been approved:

•	“WiTel”
•	“The World is Your Network”

Staffing

As of December 31, 2007, we had no permanent staff other than our officers and directors, Messrs. Renton, Neubauer and Bauer. Messrs. Renton, Neubauer and Bauer are employed elsewhere and have the flexibility to work on our business up to 10 hours per week and are prepared to devote more time, as may be required.

Employees and Employment Agreements

At present, we have no employees other than our current officers and directors, Mr. Renton, Mr. Neubauer and Mr. Bauer, who have not been compensated for their work.  There are no employment agreements in existence.  We presently do not have, pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future.  There are presently no personal benefits available to our officer and directors. We will reimburse them for reasonable out-of-pocket expenses incurred by them on our behalf. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees at the present time.

Executive Offices

Our principal executive offices are located at 1800 Century Park East, Suite 600, Los Angeles, California 90067, and our telephone number at that address is (403) 998-1677. Our internet address is www.witel.com; however, the information on our website does not constitute part of this Annual Report on Form 10-K and is not incorporated herein unless otherwise indicated in this report. You may obtain, free of charge, our annual, quarterly and current reports, and any amendments thereto on the Securities and Exchange Commission’s website at www.sec.gov.

Industry Overview

Mobile VoIP is the application of Voice over IP technology to mobile handsets.

There are several methodologies by which a mobile handset can be integrated into a VoIP network. Our area of focus is the implementation that turns the mobile device into a standard SIP client, which then uses a data network to send and receive SIP messaging, and to send and receive RTP for the voice path. This allows anyone with a SIP mobile VOIP phone to make and receive calls wherever there is wireless internet access (wi-fi).

Research and Development

We spent $2,000 on research and development in 2007. We continually seek to identify, test and evaluate innovative and effective products to include as potential products to introduce to customers once we have begun our marketing. We believe that our ability to introduce new products increases our product visibility and competitiveness in the marketplace.

We derive new product ideas from a number of sources, including trade publications, management, and independent consultants. We do not maintain our own quality assurance/quality control staff, but rely upon independent research, consultants and others for research, development and manufacturing. When we identify a new product concept for potential inclusion as a product we may want to introduce to the market, we communicate our product specification to our suppliers so they can include those specifications in the products we may want to introduce to the market.

In 2007, we began testing various new products, some of which may be designed for us to introduce to the market.

Product Warranties and Returns

Our product warranties and policy regarding returns of products are similar to those of other companies in our industry. Any consumer, who is not satisfied with any of our products, may return it within 90 days of their purchase. We will refund the purchase price to the consumer.

Our manufacturers warrant all of our products against defect for a period of one year. We will provide a replacement phone to customers who obtain a defective product and work with the supplier to fix defective products.

Government Regulation

We are not aware of any government approvals required in connection with the operation of our business and the sale of our products.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

We are subject to those financial risks generally associated with development stage companies. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations. However, we may be unable to obtain such financing. We are also subject to risks factors specific to our business strategy and the wireless retail industry. Rapid changes in industry standards for wireless phones and services may require us to introduce new products and services before we can attain profitable operations. We may be unable to introduce new products and services on a timely basis. Moreover, there is no guarantee that any such products will allow us to achieve profitable operations in the future.

We consider the following to be the material risks to an investor in us. We should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements relating to events anticipated to happen in the future.  We base these forward-looking statements on the beliefs of our management, as well as assumptions made by and information currently available to our management.  Forward-looking statements also may be included in other written and oral statements made or released by us.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong.  Forward-looking statements are subject to both known and unknown risks and uncertainties and inaccurate assumptions that we might make can affect them.  Consequently, we cannot guarantee any forward-looking statement.  Actual future results may vary materially.  We do not undertake any obligation to update publicly any forward-looking statements to reflect new information or future events or occurrences.  These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

o	our ability to market our services successfully to new subscribers;

o	our ability to retain a high percentage of our customers;

o	the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

o	our ability to access markets and finance product and service developments and operations;

o	our expansion, including consumer acceptance of new price plans and bundled offerings;

o	additions or departures of key personnel;

o	competition, including the introduction of new products or services by our competitors;

o	existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

o	our reliance on the systems and provisioning processes of third party vendors;

o	technological innovations;

o	the outcome of legal and regulatory proceedings;

o	general economic and business conditions, both nationally and in the regions in which we operate; and

o	other factors described in this document, including those described in more detail below.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION

There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

Our auditor’s report on our December 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our directors and/or shareholders may be unwilling or unable to loan or advance capital to us, we believe that if we do not raise additional capital within 6 months, we may be required to suspend or cease the implementation of our business plan.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

Since the Company Anticipates Operating Expenses Will Increase Prior To Earning Revenue, We May Never Achieve Profitability.

We anticipate increases in its operating expenses, without realizing any revenues from our products and services. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) developing and modifying our packaging and distributing our products and services, (ii) initiating our sales and marketing capabilities (iii) hiring staff and (iv) other general corporate and working capital purposes.

We will incur financial losses in the foreseeable future to pay for our products and services and to solicit product and services orders from a significant number of customers. There is no history upon which to base any assumption as to the likelihood that we will prove successful. We cannot provide investors with any assurance that our products and services will attract customers among established wireless customers generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

If We Do Not Obtain Adequate Financing, Our Business Will Fail, Which Will Result In The Complete Loss Of Your Investment.

Our cash balance, as of December 31, 2007, is $13,936. We anticipate that our monthly ongoing expenses over the next twelve months to be $60,000. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plan and strategy. We intend to raise additional capital through private placements once we either gain a listing on a recognized exchange or our common stock is quoted on the Over the Counter Bulletin Board.

We require significant capital over the next twelve months, to develop and market our wireless “wi-fi” products and services and establish our sales and marketing initiatives. We will require additional funds to establish our website and build our customer base by soliciting service contracts and product orders from customers throughout North America. If we are not successful in earning revenues once we have our products and services and commenced business operations, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to attract customers from established wireless carriers and service providers. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

No assurance can be given that we will obtain access to capital markets in the future, or that financing adequate to satisfy the cash requirements to implement our business strategies will be available on acceptable terms. Our inability to gain access to capital markets, or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial condition.

RISKS RELATED TO OUR STOCK

There is no public market for our stock.

There is currently no traded public market for our common stock. There are no assurances that any public market will be established or maintained for our stock. As a result, investors may face difficulties in selling shares at attractive prices when they want to.

If no market develops, the holders of our common stock may find it difficult or impossible to sell their shares. Further, even if a market develops, our common stock will be subject to fluctuations and volatility.

We cannot apply directly to be quoted on the NASD Over-The-Counter Bulletin Board (OTC). Additionally, the stock may be listed or traded only to the extent that there is interest by broker-dealers in acting as a market maker in our stock. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. We are pursuing a listing on the OTCBB but there can be no assurance that such listing will be obtained.

In the event that our shares are traded, they may trade under $5.00 per share and thus will be a penny stock. Trading in penny stocks has many restrictions and these restrictions could severely affect the price and liquidity of our shares.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations, which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock." A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

RISKS RELATED TO INVESTING IN US

As Our Officers and Directors Have Other Outside Business Activities, They May Not Be In A Position To Devote A Majority Of Their Time To The Company, Which May Result In Periodic Interruptions Or Business Failure.

Messrs. Renton, Neubauer and Bauer, our officers and directors, have other outside business activities and currently devote approximately 10 hours per week to our operations. Our operations may be sporadic and occur at times, which are not convenient to Messrs. Renton, Neubauer and Bauer, which may result in periodic interruptions or suspensions of our business plan. If the demands of our business require the full business time of our officers and directors, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, which may result in periodic interruptions in implementing our plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key Management Personnel May Leave Us, Which Could Adversely Affect Our Ability To Continue Operations

We are entirely dependent on the efforts of our officers and directors. The loss of our officers and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. We believe that we have made all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel and we plan to continue these efforts in the future. However, there is no guarantee that replacement personnel, if any, will help us to operate profitably. We do not maintain key person life insurance on our officers and directors.

Since The Majority Of Our Officers And Directors Have No Direct Experience In The Wireless Retail Industries, We May Never Be Successful In Implementing Our Business Strategy, Which Will Result In The Loss Of Your Investment.

Mr. Renton and Mr. Neubauer have no direct experience in the sales and marketing of wireless products and services. As a result, our management may not be fully aware of many of the specific requirements of operating a wireless business. Management’s decisions and choices may also not account for the business or sales strategies, which are commonly deployed in the wireless services industry. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

If We Dissolve, It Is Unlikely That There Will Be Sufficient Assets Remaining To Distribute To The Shareholders

In the event of our dissolution, we will distribute the proceeds realized from the liquidation of our assets, if any, to our shareholders only after we satisfy the claims of our creditors, if any. In that case, the ability of purchasers of the offered shares to recover all or any portion of his or her purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied therefrom.

We May Pay Compensation to Our Officers, Director and Employees Regardless Of Our Profitability. Such Payments May Negatively Affect Our Cash Flow and Our Ability to Finance Our Business Plan, Which Would Cause Our Business to Fail

The officers and directors and any future employees of us may be entitled to receive compensation, payments and reimbursements regardless of whether we operate at a profit or a loss. Any compensation received by our officers and directors, or any other management personnel in the future, will be determined from time to time by the Board of Directors. We expect to reimburse our officers and directors and any future management personnel for any direct out-of-pocket expenses they incur on our behalf.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

We do not pay cash dividends

We do not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

RISKS RELATED TO OUR MARKET AND STRATEGY

Since We Are a New Company and Lack an Operating History, We Face a High Risk of Business Failure, Which May Result In the Loss of Your Investment

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospects can be made. We were incorporated on February 20, 2007 and to date have been involved primarily in organizational activities, wireless products and services evaluation and market research; we have transacted no business operations. Thus, there is no internal or industry-based historical financial data for any significant period of time upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors. These include, among other factors, the entry of new competitors into the wireless product and services industry, the introduction and acceptance of new or enhanced wireless products and services by us or our competitors, our ability to anticipate and effectively adapt to developing markets, our ability to attract, retain and motivate qualified personnel, the initiation, renewal or expiration of our customer base, pricing changes by the company or its competitors, specific economic conditions and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

We anticipate expenses are relatively fixed in the short term and we expect that they will be partially offset by our future revenues. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to its expectations would have an immediate adverse impact upon our business, financial condition and the results of its operations. In addition, we may decide from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, financial condition or the results of our operations and may not result in the long-term benefits intended. Due to all of the foregoing factors, it is probable that in some future period our operating results may be less than the expectations of public market analyses and investors. In such event, the price of our securities, including our common stock, would probably be materially adversely affected.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

Our Ability to Implement Our Business Strategy

Although we intend to pursue a strategy of aggressively marketing our wireless products and services, implementation of this strategy will depend in upon a number of factors. These include our ability to establish a significant base of customers, maintain favorable relationships with customers, effectively design customized products and services for our customers, obtain adequate financing on favorable terms in order to fund our business, maintain appropriate procedures, policies and systems, hire, train and retain skilled employees and to continue to operate within an environment of increasing competition. Our inability to obtain or maintain any or all of these factors could impair our ability to implement our business strategy successfully, which could have a material adverse effect on the results of its operations and its financial condition.

Due To Our Dependence on Computer and Telecommunications Infrastructure and Computer Software, Any Systems Disruptions or Operating Malfunctions Would Affect Our Costs of Doing Business and Could Cause Our Business to Fail

We will market our wireless products and services and provide customer services through our website and the internet. We will rely upon the internet and certain third party vendors to administer our customers accounts, distribute information to our customers, distribute periodic software upgrades to our customers’ phones and, finally, to contact and solicit orders from prospective customers. Our success will be depend in part on computer systems that deliver the software upgrades and the networks that connect those computer systems, especially the e-commerce connections that allow us to collect revenues for the phones and services we provide. Operating malfunctions in the software systems of financial institutions and other parties may also have an adverse affect on our operations.

If We Cannot Create a Significant Market for Our Wireless Products And Services in What Is an Extremely Competitive Industry, Our Business Will Fail and Our Shareholders May Lose Their Entire Investment

Our strategy for growth is substantially dependent upon our ability to market our products and services successfully to prospective customers. However, our planned wireless products and services may not achieve significant acceptance among our target customers. Such acceptance, if achieved, may not be sustained for any significant period of time. There is no guarantee that any substitute services or products we develop will be sufficient to permit us to recover our associated costs. Failure of our products and services to achieve or sustain market acceptance could have a material adverse effect on our business, financial condition and the results of our operations.

We May Not Be Able To Continue Operating If We Are Unable To Manage Our Future Growth

We expect to experience growth and expect such growth to continue for the foreseeable future. Our growth may place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or the results of our operations.

There Is A Risk We May Be Unable To Continue Our Services Or Continue Operations If We Experience Uninsured Losses Or An Act Of God.

We may, but are not required to, obtain comprehensive liability and other business insurance of the types customarily maintained by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would impair our ability to distribute products and services or collect revenues and thus adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts that would not be partially or fully compensated by insurance proceeds.

Our Entire Business Strategy Is Dependent On the Sale of Our Wireless Products and Services. If We Are Unable To Achieve Our Sales Estimates, We May Fail and Shareholders May Lose Their Investment

Our strategy for growth may be substantially dependent upon our ability to market and distribute wireless products and services successfully and may require us to introduce successful new products and services. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us. There can be no assurance that we will be able to market and distribute our products and services on acceptable terms, or at all. There can be no assurance that we will be able to develop new products and services that will be commercially successful. Failure to market our products and services successfully, or develop, introduce and market new products and services successfully, could have a material adverse effect on our business, financial condition or the results of our operations.

We Are Dependant on Third-Party Providers for Our Products and Services and May Not Be Able To Continue Operations If There Is A Disruption in the Supply of Such Products and Services

We will depend upon third party independent wireless phone and service providers to supply our wireless phone, accessories and provide us with service. Further, we have and plan on retaining independent contractors to provide other essential products and services to us. We have also hired contractors to build our web site. Such third party suppliers and contractors have no fiduciary duty to our shareholders and may not perform as expected. Inasmuch as the capacity for certain services by certain third parties may be limited, the inability of those third parties, for economic or other reasons, to provide services could have a material adverse effect upon the results of our operations and financial condition.

RISKS RELATED TO INVESTING IN OUR INDUSTRY

Our Future Success Depends On The Growth In The Use Of The Internet As A Means Of Communications.

If the market for IP communications, in general, and our services in particular, does not grow at the rate we anticipate or at all, we will not be able to increase our number of users or generate revenues we anticipate.  To be successful, IP communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service.  Demand and market acceptance for recently introduced services are subject to a high level of uncertainty.  The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

•	inconsistent quality or speed of service;

•	traffic congestion on the Internet;

•	potentially inadequate development of the necessary infrastructure;

•	lack of acceptable security technologies;

•	lack of timely development and commercialization of performance improvements, and;

•	unavailability of cost-effective, high-speed access to the Internet.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline.  In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure.  If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services, could be adversely affected.

Wireless Products And Services Is Closely Regulated And Changes In Laws And Practices May Have An Adverse Affect On Our Ability To Market Our Products And Services.

The United States and Canada closely regulate the wireless phone industry. Several lawsuits have challenged various aspects of federal and state telecommunication laws. If such lawsuits are successful in those states in which we operate or if state laws are changed to restrict the wireless s industry, our customer will be required to change the manner in which they utilize our products and services. Such developments could make our products and services obsolete, require costly modifications of our product line or reduce our customer base.

There is a substantial risk that our customers may be materially and adversely affected by future litigation, new state or federal regulations or consumer initiatives directed against our customers individually or against wireless industry in general. Several states have also raised questions related to the proper regulatory framework for wireless service. Each state where we operate regulates the wireless business through consumer protection laws (such as truth-in-lending and unfair competition). These laws and regulations, among other things, establish licensing requirements, regulate approval and application procedures, establish fees, require specified disclosures to customers and govern collection practices. Our customers’ inability or failure to comply with any adverse changes in the regulatory environment, such as new laws and regulations or new interpretations of existing laws and regulations, could result in fines, class-action litigation or interruption or cessation of certain of their business activities. Any of these events would hurt our customer base and could have a material and adverse effect upon our business, operating results and financial condition.

As Our Products Are Primarily Intended For Use In Retail Wireless Industry, Any Downturn In The Industry Would Reduce The Demand For Our Services And Products And Could Make Our Business Unprofitable.

We have identified a growing market in the emerging wireless products and services industry utilizing “wi-fi” for communication. Many factors could lead to a downturn in this industry, such as changes in our customers’ regulatory environment. Any such industry downturn would restrict our target market and adversely affect our ability to conduct our business and achieve profitability.

Our Business Strategy Anticipates International Sales. There Is Significant Risk Associated With Doing Business In International Markets And We May Fail To Meet Sales Levels Required In Order To Remain In Business.

We anticipate that revenue from the sale of our products will be derived from customers located primarily in the United States of America and Canada. Since a number of our principal customers may be located in other countries as well, we anticipate that international sales may account for a portion of our revenues. There can be no assurance that we will be able to manage any international operations effectively or that our activities will enable us to compete successfully in international markets or to satisfy the service and support requirements of our customers. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition, and results of operations.

We may sell our services and products in currencies other than the United States dollar, which would make the management of currency fluctuations difficult and expose us to risks in this regard. Our results of operations may be subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on our results of operations, or financial condition.

General Competition

We have identified a market opportunity for wireless products and services utilizing “wi-fi.”. Competitors may enter this segment of the wireless industry with superior products and services, thus rendering our products and services obsolete and nullifying our competitive advantage. There may be companies in certain vertical markets, such as the traditional telecommunications industry that are better financed and have long standing business relationships with our primary potential customers. There can be no guarantee that such pre-existing companies will not mimic WiTel’s business model. This would infringe on our client and customer base and have an adverse affect upon our business and the results of our operations.

Intense Competition Could Reduce Our Market Share And Harm Our Financial Performance.

Competition in the market for IP communications services is becoming increasingly intense and is expected to increase significantly in the future.  The market for Internet and IP communications is new and rapidly evolving.  We expect that competition from companies both in the Internet and telecommunications industries will increase in the future.  Our competitors include both start-up IP telephony service providers and established traditional communications providers.  Many of our existing competitors and potential competitors have broader portfolios of services, greater financial, management and operational resources, greater brand-name recognition, larger subscriber bases and more experience than we have.  In addition, many of our IP telephony competitors use the Internet instead of a private network to transmit traffic.  Operating and capital costs of these providers may be less than ours, potentially giving them a competitive advantage over us in terms of pricing.  We will also compete against the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services.  In addition, some Internet service providers have begun to aggressively enhance their real time interactive communications, focusing on instant messaging, PC-to-PC and PC-to-phone, and/or broadband phone services.

In addition, traditional carriers, cable companies and satellite television providers are bundling services and products not offered by us with internet telephony services.  This introduces the risk that they will introduce our services on their own utilizing other options while at the same time making it more difficult for us to compete against them with direct to consumer offerings of our own.  If we are unable to provide competitive service offerings, we may be unable to attract users.  In addition, many of our competitors, especially traditional carriers, enjoy economies of scale that result in a lower cost structure for transmission and related costs, which cause significant pricing pressures within the industry.  In order to remain competitive we intend to increase our efforts to promote our services, and we cannot be sure that we will be successful in doing this.

In addition to these competitive factors, recent and pending deregulation in some of our markets may encourage new entrants.  We cannot assure you that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively.

Other Technological Factors

The wireless product and services industry is generally characterized by rapidly changing technology that could result in the obsolescence or short life cycles of our products and services. These market characteristics are exacerbated by the emerging nature of the telecommunications business and the fact that in the near future many companies are expected to introduce wireless products and services such as Apple’s iPhone. Accordingly, our ability to compete will depend upon our ability to continually enhance and improve our products and services and to provide new and innovative products and services. Competitors may develop services or technologies that render ours obsolete or less marketable. In addition, our systems and services may not prove to be sufficiently reliable or robust in wide spread commercial application.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

Currently, our headquarters is located at 1800 Century Park East, Suite 600, Los Angeles, California 90067. We sublease office space directly from one of our shareholders for no cost. This sublease is month-to-month.

We believe that the above-described properties will provide sufficient space to meet our currently planned future needs and that comparable space is readily available to meet any unforeseen circumstances.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and we are not aware of any pending legal, administrative or other adversary proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

There has been no public trading market for the common stock.  Our common stock is presently not traded on any market or securities exchange.  None of the common stock is subject to outstanding options or warrants to purchase, or securities convertible into common stock.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2008, there were 25 shareholders of record holding a total of 6,250,000 shares of fully paid and non-assessable common stock of the 75,000,000 shares of common stock, par value $0.001, authorized. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Our initial shareholders, who acquired their shares for services rendered, have executed a lockup agreement, dated July 1, 2007, which restricts them from selling any of their shares for a period of one year.

Preferred Stock

None.

Warrants

None.

Stock Options

None.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240 Las Vegas, NV 89119. Their phone number is (702) 361-3033.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

We are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001.  As of February 28, 2007, we issued 3,750,000 common shares at a price of $0.001 per share to our initial shareholders for $3,750 for services rendered.  In addition, on May 1, 2007, we issued 2,250,000 common shares, at a price of $0.02 per share, for total consideration of $48,600 to eighteen (18) individual accredited investors, all of whom reside in the United States. On October 1, 2007, we issued 100,000 shares, at a price of $0.50 per share, for total consideration of $50,000 to an institutional investor based in London, England. On March 4, 2008, we issued 150,000 shares, at a price of $0.33 per share, for total consideration of $50,000 to an institutional investor based in London, England.

No underwriting discounts or commissions were paid with respect to such sales. The recipients in such transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

We are not listed for trading on any securities exchange in the United States and there has been no active market in the United States or elsewhere for the common shares.

During the past year, we have sold the following securities, which were not registered under the Securities Act of 1933, as amended:

February 28, 2007

We issued 3,750,000 common shares to our founders for services rendered valued at $3,750, or $0.001 per share.

May 1, 2007

We issued 2,250,000 common shares to eighteen (18) individual investors for cash proceeds of $48,600, or $0.02 per share.

August 1, 2007

We issued 100,000 common shares to an institutional investor for cash proceeds of $50,000 or $0.50 per share.

March 4, 2008

We issued 150,000 common shares to an institutional investor for cash proceeds of $50,000 or $0.33 per share.

The transactions above involved investments by accredited investors, as defined by Regulation D of the Securities Act of 1933, as amended, and did not involve a general solicitation. We effected the above transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends in the future will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of one of our authorized executive officers and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, market acceptance of our marketing and merchandising concepts, changes in political and general market conditions, demand for and market acceptance of new and existing products, availability and development of new products, increased competition and our failure to attain satisfactory outside financing. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Discussion and Analysis

During the year ended December 31, 2007, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.
The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

The Company has been funded since inception from private equity placements or by related parties in the form of loans.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Losses

For the period from February 20, 1997 to December 31, 2007, the Company has recorded a cumulative net loss of $65,414. The Company’s operating losses are attributable to general and administrative expenses. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

We expect to continue to operate at a loss through fiscal 2008 and there can be no assurance that we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to December 31, 2007.

Capital Resources and Liquidity

The Company had total assets of $36,936 as of the year ended December 31, 2007, consisting exclusively of cash on hand and inventory. Net stockholders' equity in the Company was $36,936 at December 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $75,731 for the period from inception to December 31, 2007. Cash flow used in operating activities in the current period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $98,600 for the period from inception to December 31, 2007. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

Cash flows used in investing activities was $8,933 for the period from inception to December 31, 2007.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. Further, the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding although it is in discussions with a few potential investors. Further, no assurances can be given that funding would be available or available to the Company on acceptable terms. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any firm commitment for future investment and the Company has no formal agreement.

The Company had no formal long term lines or credit or other bank financing arrangements as of December 31, 2007.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

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

Going Concern

Our auditors have issued a "going concern" opinion and we have experienced losses for the period from our inception, February 20, 2007 through December 31, 2007. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any substantial revenues and no substantial revenues are anticipated until we obtain financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis.

We are continuing our efforts to raise equity financing. However, there can be no assurance that we will be able to service additional financing or that if such financing is available, whether the terms or conditions would be acceptable to us.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-7. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

- Revenue Recognition

The Company recognizes revenue from the sale of its products upon shipment, at which time title passes. The Company will estimate an allowance for sales returns based on historical experience with product returns once products sales commence.

 - Inventory

We value our inventory at the lower of the actual cost to purchase the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the future. During the last quarter of 2007 we determined that a certain portion of our inventory is excess or obsolete, and accordingly, we expensed its carrying value in the amount of $5,000.

Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. We have experienced, and may continue to experience, significant fluctuations in sales and operating - results from quarter to quarter.

 - Contingencies

We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and where reasonable estimates can be made of the amount of potential loss, of the materiality of the loss contingency, in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies." We develop our assessment in consultation with outside advisors and is based on an analysis of possible outcomes under various strategies. Loss contingency assumptions involve judgments that are inherently subjective and frequently involve matters that are in litigation, which by its nature is unpredictable. We believe that our loss contingency assumptions are sound, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, our assumptions may prove to be incorrect, which could materially impact our consolidated financial statements in future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Moore & Associates, Chartered, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(a)           Under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 15(e) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of that date.

(b)           There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Year Elected/ Appointed	Position
James E. Renton	29	2007	Chairman, President, Chief Executive Officer and Chief Accounting Officer
John S. Neubauer (1)	65	2007	Director, Chief Operating Officer, Treasurer and Secretary
Raymond T. Bauer (1)	55	2007	Director, Vice President of Sales & Marketing

(1)    Member of the Audit Committee.

Mr. James E. Renton, Chairman, President, Chief Executive Officer and Chief Accounting Officer

Mr. Renton is our Chairman, President, Chief Executive Officer and Chief Accounting Officer and has served in that capacity since our inception on February 20, 2007. From February 2006 to the present, Mr. Renton has served in a number of capacities for Nexen Marketing, Inc., a Canadian oil and gas company. From November 2002 to February 2006, Mr. Renton was a Treasury Analyst for Nexen, Inc. and from May 2000 to November 2002, Mr. Renton was a Planning Analyst for Nexen Canada, Ltd. In 2000, Mr. Renton graduated from the University of Calgary with a Bachelor’s degree in Commerce; and in 2007, he graduated from the University of Calgary with a Master’s in Business Administration.

John S. Neubauer, Director, Chief Operating Officer, Treasurer & Secretary

Mr. Neubauer is our Chief Operating Officer, Director and Secretary and has served in that capacity since May 15, 2007. From 1996 to the present, Mr. Neubauer has been the President of J.S. Neubauer & Associates, Inc., a consulting firm providing marketing advice to public and private companies such as Body Wise, LLC and its founder, William T. Farley, Re-Vita Manufacturing Company, Inc., a multinational production and distribution company, Health Enhancement Products, Inc. and Perfect Source. Mr. Neubauer has also served as Chief Operating Officer for LifeBurst WorldWide, Nutrition for Life International, LLC. From 1998 to 2000, Mr. Neubauer served as Cell Tech International’s Chief Operating Officer.  From 1993 to 1997, Mr. Neubauer was a Senior Vice President of Starlight International, Inc., a diet product distributor in the Network Marketing industry.  Prior to founding J.S. Neubauer & Associates, Mr. Neubauer was a consultant at the national accounting firm of Deloitte & Touche, LLP (formerly Deloitte, Haskins & Sells) for eight years and served as Chief Operating Officer of Herbalife International, Inc. for two years.  Mr. Neubauer has an MBA from Pepperdine University, a Diploma from the University of Madrid, Madrid, Spain, and a BA from Ripon College, Ripon, Wisconsin.  Mr. Neubauer will be Chief Operating Officer of the Company.

Mr. Raymond T. Bauer, Director and Vice President, Sales & Marketing

Mr. Raymond Bauer is our Vice President of Sales & Marketing and a Director and has served in that capacity since May 15, 2007. From May 2006 to the present, Mr. Bauer is the President of Absolute Basics, Inc., a premier authorized agent of AT&T and operates 5 retail stores in Southern California. From April 2005 to April 2006, Mr. Bauer was the Vice President of Sales & Marketing for GSM Wireless, Inc., a premier authorized agent of Cingular Wireless with responsibility for 132 retail locations in nine markets including Seattle, San Francisco, Sacramento, Los Angeles, San Diego, Las Vegas, Salt Lake City, Phoenix and Tucson. Mr. Bauer’s responsibilities included all sales and marketing functions for all of GSM’s locations and he was responsible for over 700 employees. From 2002 to 2004, Mr. Bauer was Vice President of Sales and Marketing for Mobile Systems Wireless, Inc., a $66 million in revenues premier authorized agent for Cingular Wireless operating retail stores in 5 markets including Seattle, San Francisco, Sacramento, Los Angeles and San Diego, and oversaw 71 kiosks and 505 employees. Prior to Mobile Systems, Mr. Bauer held Vice President of Sales positions with SkyTel Communications, and CellStar, Southwestern Bell Mobile Systems (subsequently Cingular and now AT&T).

Composition of the Board

Our board of directors has three directors with only one class of directors being elected in each year. Upon the expiration of the term of a director, the director will be elected for an annual term at the annual meeting of stockholders in the year in which their term expires. The term of office of the directors, consisting of Mr. Yanay will expire at our first annual meeting of stockholders.

Board Committees

Audit Committee

Our audit committee consists of Messrs. Neubauer and Bauer. The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also select the firm that will serve as our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors and evaluate all of our public financial reporting documents. Our board of directors has adopted an audit committee charter, a form of which is filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Each of the members of the audit committee is “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listings standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Audit Committee Financial Expert

Our board of directors has determined that at least one person serving on the audit committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. John S. Neubauer satisfies the "audit committee financial expert" criteria established by the SEC and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Director Independence

The Company is not quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements or on any other exchange. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we have two independent directors.

Compensation Committee and Nominating Committee

We do not maintain a compensation committee or a nominating committee.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•  None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•  In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•  Our officers and directors may in the future become affiliated with entities, including other companies, engaged in business activities similar to those intended to be conducted by our company.

•  In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present business opportunities to a corporation if:

•  the corporation could financially undertake the opportunity;

•  the opportunity is within the corporation’s line of business; and

•  it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of other business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to other entities. We cannot make any assurances that any of the above mentioned conflicts will be resolved in our favor.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2007, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2007 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2007 who was serving as an executive officer on December 31, 2007.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
	Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
James E. Renton Chief Executive Officer & President	2007	0	0	0	0	0	0	0

John S. Neubauer Chief Operating Officer, Treasurer & Secretary	2007	0	0	0	0	0	0	0

Raymond T. Bauer Vice President of Sales and Marketing	2007	0	0	0	0	0	0	0
_______________________

The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2007 fiscal year.

OPTIONS/SARS GRANTS DURING YEAR ENDED DECEMBER 31, 2007

	Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
Name	Number of Securities Underlying Options/ SARs Granted (#)(1)(2)	% of Total Options/ SARs Granted to Employees In FiscalYear	Exercise or Base Price ($/Sh)(3)	Expiration Date	5% ($)	10% ($)
James E. Renton	0	0	N/A	N/A	N/A	N/A
John S. Neubauer	0	0	N/A	N/A	N/A	N/A
Raymond T. Bauer	0	0	N/A	N/A	N/A	N/A

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2007. None of the named executive officers exercised options in 2007.

AGGREGATE YEAR END OPTION VALUES
(DECEMBER 31, 2007)

		Number of Securities Underlying Unexercised Options at 12/31/07		Value of Unexercised In-the-Money Options at 12/31/07 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Unexercisable	Exercisable	Unexercisable	Exercisable
James E. Renton	0	0	0	0	0	0
John S. Neubauer	0	0	0	0	0	0
Raymond T. Bauer	0	0	0	0	0	0

(1)
Represents the difference between the aggregate market value at December 31, 2007, as applicable, of our common stock (based on a last sale price of $0.33 and $0.33 on each such date, respectively) and the options’ aggregrate exercise price.

Compensation Committee Interlocks and Insider Participation

John S. Neubauer, director and Raymond T. Bauer, director, serve on the Compensation Committee in 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	James Renton(1) 176 Sierra Vista Circle SW Calgary, Alberta Canada T3H 3A4	1,550,000	25.83%
Common Stock	John S. Neubauer 538 San Lucas Drive Solana Beach, CA 92075	150,000	2.50%
Common Stock	Raymond T. Bauer 415 Zezere Drive Oceanside, CA 92057	100,000	1.67%
Common Stock	Joshua Hershkovitz Jabotinsky 7 Acre, Israel	1,250,000	20.83%
Common Stock	InterCap Partners Incorporated 1800 Century Park East Sixth Floor Los Angeles, CA 90067	500,000	8.33%
	All Officers and Directors as a Group (3 persons)	1,800,000	30.00%

[1]           The person named above may be deemed to be a "parent" and "promoter" of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Renton is the only "promoter" of our Company.

Our officers and directors will continue to own the majority of our common stock after the offering, regardless of the number of shares sold.  Since they will continue to control us after the offering, investors in this offering will be unable to change the course of our operations.  Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

A person is considered to "beneficially own" any shares (a) over which such person exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire ownership at any time within 60 days (e.g., through exercise of stock options). Except as otherwise indicated, voting and investment power relating to the shares referenced in the table above is exercised solely by the beneficial owner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We sublease office space directly from one of our shareholders at no cost to us. This sublease is on a month-to-month basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Moore & Associated, Chartered provided during fiscal year 2007:

2007
Audit Fees(1)	$3,000
Audit-related fees(2)	-
Tax fees(3)	-
All other fees(4)	-
Total	$3,000
________________

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.
(2)
During 2007, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	During 2007, we did not incur fees for services and advice provided in connection with preparation of our federal and state tax returns.
(4)	During 2007, we did not incur any other fees related to other services provided.

Our Audit Committee has determined that the provision of non-audit services by Moore & Associates, Chartered is compatible with maintaining Moore & Associates, Chartered’s independence.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by Moore & Associates, Chartered. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)           Exhibits required by Item 601 of Regulation S-K

(a)(1) and (2) Financial Statements. We have listed the Financial Statements and Schedules in the Index to Financial Statements on page F-1 of this Form 10-K.

(a)(3)       Exhibits:

The following exhibits are filed as part of this Registration Statement, pursuant to Item 601 of Regulation K.  All exhibits have been previously filed unless otherwise noted.

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation of WiTel Corp.
3.2	Bylaws of WiTel Corp.
4.1	Lockup Agreement dated July 1, 2007
5.1	Opinion of Hateley & Hampton, APC regarding the legality of the securities being registered.
14.1	Code of Ethics
23.1	Consent of Moore & Associates, Chartered.
23.2	Consent of Donald P. Hateley of Hateley & Hampton, APC (See Exhibit 5.1)

(b) DESCRIPTION OF EXHIBITS

EXHIBIT 3.1

Articles of Incorporation of WiTel Corp., dated February 20, 2007.**

EXHIBIT 3.2

Bylaws of WiTel Corp., approved and adopted on February 28, 2007.**

EXHIBIT 4

Lockup Agreement dated July 1, 2007.**

EXHIBIT 5.1

Opinion of Donald P. Hateley, Attorney at Law, the Law Offices of Hateley & Hampton, A Professional Corporation, 1800 Century Park East, Sixth Floor, Los Angeles, CA 90067-1501, dated August 1, 2007, regarding the legality of the securities being registered.**

EXHIBIT 14.1

Code of Ethics adopted March 31, 2008 (incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 14, 2008).*

EXHIBIT 23.1

Consent of Moore & Associates, Chartered, 2675 S. Jones Blvd., Suite 109; Las Vegas, NV 89146 dated July 26, 2007, regarding the use in this registration statement of their report of the auditors and financial statements of WiTel Corp. for the period ending May 31, 2007.**

EXHIBIT 23.2

Consent of Donald P. Hateley, Attorney at Law, the Law Offices of Hateley & Hampton, A Professional Corporation, 1800 Century Park East, Sixth Floor, Los Angeles, CA 90067-1501, dated August 1, 2007, regarding the use in this registration statement of its opinion regarding the legality of the securities being registered. (See Exhibit 5.1)**

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.1)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of WiTel Corp.*

(31.2)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Accounting Officer of WiTel Corp.*

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of WiTel Corp.*

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Accounting Officer of WiTel Corp.*

(99)	Additional Exhibits

(b)	Reports on Form 8-K.	None.

*             Filed herewith.
**           Incorporated by reference to previous filings of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on April 14, 2008.

WiTel Corp. By: /s/ James E. Renton James E. Renton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

Signature	Title	Date
By:/s/ James E. Renton James E. Renton	Chairman, President and Chief Executive Officer (principal executive officer and principal accounting officer)	April 14, 2008
By: /s/ John S. Neubauer John S. Neubauer	Director, Chief Operating Officer, Treasurer and Secretary	April 14, 2008
By: /s/ Raymond T. Bauer Raymond T. Bauer	Director, Vice President of Sales and Marketing	April 14, 2008

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WiTel Corp
(A Development Stage Company)

We have audited the accompanying balance sheet of WiTel Corp (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows from inception on February 20, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WiTel Corp (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows from inception on February 20, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception totaling $54,481, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
	December 31,
	2007

Assets

Current assets
Cash	$13,936	$
Inventories (Note 2)	23,000

Total current assets	36,936

Total assets	$36,936	$

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	-
Related party payable (Note 5)	-

Total current liabilities	-

Total liabilities	-

Stockholders’ equity
Common stock - $.001 par value; 75,000,000 shares authorized, 6,100,000 shares issued and outstanding (Note 4)	6,100
Additional paid-in capital	96,250
Deficit accumulated during the development stage	(65,414)

Total stockholders’ equity	36,936

Total liabilities and stockholders’ equity	$36,936	$

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
Cumulative from inception February 20, 2007 to December 31, 2007

REVENUES	17,500

EXPENSES

General and administrative	$35,731

Research and Development	2,000

Website development costs	8,933

Professional fees	32,500

Stock based compensation	3,750

Provision for Income Taxes	-

Net loss	$(65,414)

Basic and diluted loss per common share	$(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	4,890,959

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balance at inception(February 20, 2007)	-	$-	-	-	$-

Founders shares, issued for services rendered on February 28, 2007 at $0.001 per share	3,750,000	3,750	$-	(3,750)	-

Common stock subscribed (2,250,000) on May 1, 2007 at $0.02 per share	2,250,000	2,250	46,350	-	48,600

Common stock subscribed (100,000) on October 1, 2007 at $0.50 per share	100,000	100	49,900		50,000

Net loss	-	-	-	(61,664)	(61,664)

Balances, December 31, 2007	6,100,000	$6,100	$96,250	$(65,414)	36,936

See accompanying notes to financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Cumulative results of Operations from inception February 20, 2007 to December 31, 2007

Operating activities
Net loss	$(56,481)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	-
Stock based compensation	3,750
Changes in assets and liabilities:
Inventories	(23,000)
Accounts payable	-
Loan from stockholder	-

Net cash provided (used) by operating activities	(75,731)

Investing activities
Website development	(9,000)
Accumulated amortization, website	67

Net cash provided by (used for) investing activities	(8,933)

Financing activities
Capital stock	6,100
Stock based compensation	(3,750)
Paid-in capital	96,250

Net cash used for financing activities	98,600

Net increase (decrease) in cash and cash equivalents	13,936

Cash and cash equivalents, beginning of year	-

Cash and cash equivalents, end of year	$13,936

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$-

Income taxes	-

See accompanying notes to financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $56,481. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (WiFi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares for services rendered and by entering into private placement offerings for 2,250,000 shares at $0.02 per share for $48,600 and 100,000 shares at $0.50 per share for $50,000. As of December 31, 2007, the Company had issued 3,750,000 Founders shares at par value, $0.001 per share, for services rendered in the amount of $3,750, 2,250,000 shares at $0.02 per share for proceeds of $48,600, of which $48,600 has been received by the Company and 100,000 shares at $0.50 per share for proceeds of $50,000, of which $50,000 has been received by the Company.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2007, the Company issued 3,750,000 shares of its common stock at $0.001 per share for services rendered in the amount of $3,750 to its directors, professionals and others.

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600. As of May 1, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company previously recorded $17,500as an advance from a shareholder for funds provided to it while it was seeking capital. The Company has since written-off the amount of the advance. As of December 31, 2007, there was $0 due to a shareholder for funds advanced to the Company to pay for costs incurred by it while it was seeking additional capital. These funds had been interest free and the Company has included the amount forgiven as income.

NOTE 6 - INCOME TAXES

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $56,481 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 7 – SUBSEQUENT EVENTS

On March 4, 2008, the Company authorized and issued 150,000 shares to an institutional investor at a price of $0.33 per share for $50,000 in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.