Form 10-Q
period 2008-03-31
WITel Corp.
filed 2008-05-20
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X ] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2008, the number of shares outstanding of the issuer’s sole class of common stock, par value, $0.001 per share, is 6,250,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Balance Sheet	1
	Statements of Operations	2
	Statements of Cash Flows	3
	Notes to Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	7
	Results of Operations	9
	Three months ended March 31, 2008 compared with the period from February 20, 2007 (inception) through March 31, 2007	10
	Liquidity and Capital Resources	12
	Off-Balance Sheet Arrangements	12
	- Revenue Recognition	13
	- Inventory	13
	- Contingencies	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13
Item 4T.	Controls and Procedures	14
PART II -- OTHER INFORMATION		14
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
SIGNATURES		17
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002		18
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002		19
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		20
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		21

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION Item 1. Financial Statements Balance Sheet
	March 31,	December 31,
	2008 (Unaudited)	2007 (Audited)
Assets

Current assets
Cash	$39,503	$13,936
Inventory (Note 2)	23,000	23,000

Total current assets	62,503	36,936

Total assets	$62,503	$36,936

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$7,100	$-

Total current liabilities	7,100	-

Total liabilities	7,100	-

Stockholders’ equity
Common stock - $.001 par value, authorized: 75,000,000 shares, 6,250,000 and 6,100,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007 (Note 4)	6,250	6,100
Additional paid-in capital	146,100	96,250
Accumulated deficit	(96,947)	(65,414)

Total stockholders’ equity	55,403	36,936

Total liabilities and stockholders’ equity	$62,503	$36,936

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations
	For the Three Months Ended	For the Period from inception (February 20, 2007) to
	March 31,	March 31,	March 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)

Revenues	$-	$-	$17,500

Expenses:

General and Administrative	7,533	2,000	38,263

Research and Development	-	-	2,000

Website Development	2,000	-	10,933

Software Development	5,000	-	10,000

Professional Fees	17,000	25,000	49,500

Stock Based Compensation	-	3,750	3,750

Net Loss	$(31,533)	$(30,750)	$(96,947)

Basic and diluted loss per share	$(0.006)	$(0.008)	$(0.017)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	5,573,856	3,750,000	5,720,025

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	For the Three Months Ended March 31, 2008 (Unaudited)	For the period from February 20, 2007 (Inception) through March 31, 2007 (Unaudited)	For the period from February 20, 2007 (Inception) through March 31, 2008 (Unaudited)
Cash flows from operating activities
Net loss	$(31,533)	$(30,750)	$(96,947)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	3,750	3,750
Changes in assets and liabilities:
Organizational costs	-	-	-
Inventories	-	-	(23,000)
Accounts payable	7,100	14,500	7,100
Loans from shareholder	-	17,500	-

Net cash provided by (used in) operating activities	(24,433)	(5,000)	(109,097)

Cash flows from investing activities
Website development	-	(5,000)	-
Accumulated amortization, website	-	-	-

Net cash Provided by (used in) investing activities	-	(5,000)	-

Cash flows from financing activities
Capital stock	150	3,750	6,250
Stock based compensation	-	(3,750)	(3,750)
Paid-in capital	49,850	-	146,100

Net cash provided by (used in) financing activities	50,000	-	148,600

Net increase (decrease) in cash and cash equivalents	25,567	-	39,503

Cash and cash equivalents, beginning of period	13,936	-	-

Cash and cash equivalents, end of period	$39,503	$-	$39,503

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $96,947. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (WiFi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share. As of March 31, 2008, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, which $48,600 has been received by the Company. In October 2007, the Company entered into a private placement offering for 100,000 shares at $0.50 per share for proceeds of $50,000, which has been received by the Company. In March 2008, the Company entered into a private placement offering for 150,000 shares at $0.33 per share for proceeds of $50,000, which has been received by the Company.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expenses as incurred.

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

PRIVATE PLACEMENT

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600, which was received by the Company as of May 1, 2007 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 6 - INCOME TAXES

As of March 31, 2008, the Company had net operating loss carry forwards of approximately $96,947 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K (SEC file no. 333-145134).

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to WiTel Corp., a Nevada corporation, unless the context requires otherwise.

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

We are embarking on efforts to raise equity financing. However, there can be no assurance that we will be able to obtain financing or that if such financing were available, whether the terms or conditions would be acceptable to us.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2008 and the period from February 20, 2007 (inception) through March 31, 2007. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Results of Operations

The following table summarizes the results of our operations during the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the comparable prior fiscal period:

Statement of Income
For the three months ended March 31, 2008
and the comparable period from
February 20, 2007 (inception) through March 31, 2007

	March 31,	March 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)

Net revenues	$-	$-	$-	0.0
Operating expenses	31,533	27,000	783	2.5
Income (loss) from continuing operations	(31,533)	(27,000)	(783)	2.5
Other income	-	(3,750)	3,750	100.0
Provision for income taxes	-	-	-	0.0
Net income (loss) from continuing operations	(31,533)	(30,750)	783	2.5

Earnings (loss) per common share:

Basic	(0.006)	(0.008)	(0.002)	(25.0)
Fully diluted	(0.006)	(0.008)	(0.002)	(25.0)

Weighted average common shares outstanding:

Basic and fully diluted	5,573,856	3,750,000	1,823,856	48.6

We are a development-stage company organized to enter into the wireless services industry by selling wireless phones, accessories and services, worldwide, utilizing “wi-fi.” We have recently commenced business operations and have not generated any revenues.

In our annual report on Form 10-K, our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and we do not anticipate any revenues until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

As of March 31, 2008, we had $39,503 cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.  In March 2008, the Company issued 150,000 shares at $0.33 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor.

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

Three months ended March 31, 2008 compared with the period from February 20, 2007 (inception) through March 31, 2007

Net sales for the three months ended March 31, 2008 were $0, with a change of $0 or 0% from net sales of $0 for the period from February 20, 2007 (inception) through March 31, 2007.  The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $783 or2.5% to $31,533 for the three months ended March 31, 2008 from $30,750 for the period from February 20, 2007 (inception) through March 31, 2007. The components of operating expenses are discussed below.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

•
General and administrative expenses increased by $5,533 between 2008 and 2007 to $7,533 from $2,000. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to increases in various office expenses.

•
Website development increased $2,000 or 100%, to $2,000 in 2008 from $0 in 2007. The increase was due to the expenditures on our website in 2008. Website development expenses as a percent of net sales are not meaningful.

•
Software development increased $5,000 between 2008 and 2007 to $5,000 from $0. This increase was primarily due to costs associated with development our operating system for our telephones. Software development expenses as a percent of net sales is not meaningful.

•
Professional fees decreased $8,000 between 2008 and 2007 to $17,000 from $25,000. This decrease was primarily due to the filing of our registration statement in 2007. Professional fees as a percentage of net sales is not meaningful.

•
Stock based compensation decrease d$3,750 between 2008 and 2007 to $0 from $3,750. This decrease is due to the initial issuance of stock to our founders in 2007. Stock based compensation as a percentage of net sales is not meaningful.

Net loss increased by $783 resulting in a loss of $31,533 for the three months ended March 31, 2008 from a net loss of $30,750 for the period from February 20, 2007 (inception) through March 31, 2007. As a percentage of net sales, net loss is not meaningful.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2007 and for the period from February 20, 2007 (inception) to March 31, 2007.

Liquidity and Capital Resources

We had net losses of $31,533, $30,750 and $96,947 for the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007 and for the period from February 20, 2007 (inception) through March 31, 2008, respectively, and had a working capital surplus of $55,403 and $36,936 at March 31, 2008 and 2007, respectively.

Our working capital surplus at March 31, 2008 increased to $55,403, which represents a increase in working capital of $18,467 from a working capital surplus of $36,936 as of December 31, 2007.

Cash flow used in operating activities was $24,433, $5,000 and $109,097 for the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007 and for the period from February 20, 2007 (inception) through March 31, 2008, respectively. Cash flow used in operating activities in the current period can be attributed to accounting costs and consulting expenses.

Cash flows used in investing activities was $0, $5,000 and $0 for the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007 and for the period from February 20, 2007 (inception) through March 31, 2008, respectively. Cash flow used in investing activities in the prior comparable period was for website development.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Cash flow provided from financing activities was $50,000, $0 and $148,600 for the three months ended March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2007 and for the period from February 20, 2007 (inception) through March 31, 2008, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long term lines or credit or other bank financing arrangements as of March 31, 2008.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off-Balance Sheet Arrangements

None.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2008.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

- Revenue Recognition

Once sales commence, the Company will recognize revenue from the sale of its products upon shipment, at which time title passes. The Company will estimate an allowance for sales returns based on historical experience with product returns once products sales commence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

Item 4T. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) PRIOR SALES OF COMMON SHARES

Set forth below is information regarding our issuance and sales of securities without registration since inception. For all of these issuances and sales, we did not use an underwriter, we did not advertise or publicly solicit the shareholders, we did not pay any commissions and the securities bear a restrictive legend.

We are authorized to issue up to 75,000,000 shares of common stock with a par value of $0.001. We are not listed for trading on any securities exchange in the United States and there has been no active market in the United States or elsewhere for the common shares.

During the past two quarters, we have sold the following securities, which we did not register under the Securities Act of 1933, as amended in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended:

In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

(b) USE OF PROCEEDS

We have spent a portion of the above proceeds to pay for costs associated with developing our product and our website and for professional fees as well as administrative expenses.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Item 6. Exhibits

(a)	The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITEL CORP.

May 19, 2008	By:	/s/ James E. Renton
James E. Renton
President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)