Form 10-Q
period 2008-06-30
WITel Corp.
filed 2008-08-14
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-145134

WiTel Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	20-8734462 (I.R.S. Employer Identification No.)

1800 Century Park East, Suite 600 Los Angeles, CA (Address of Principal Executive Offices)	90067 (Zip Code)

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
Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2008, the number of shares outstanding of the issuer’s sole class of common stock, par value, $0.001 per share, is 6,450,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Report of Independent Registered Public Accounting Firm	4
Balance Sheet	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	11
Results of Operations	13
Three months ended June 30, 2008 compared with the three months ended June 30, 2007	14
Liquidity and Capital Resources	16
Off-Balance Sheet Arrangements	16
- Revenue Recognition	17
- Inventory	17
- Contingencies	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
Item 4T. Controls and Procedures	18
PART II – OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002
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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WiTel Corp.
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of WiTel Corp. as of June 30, 2008, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended June 30, 2008, 2007 and from inception on February 20, 2007 through June 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of WiTel Corp. as of December 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 13, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Current assets
Cash	$11,739	13,936
Inventory (Note 2)	23,000	23,000

Total current assets	34,739	36,936

Total assets	$34,739	36,936

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	9,000	-

Total current liabilities	9,000	-

Total liabilities	9,000	-

Stockholders’ equity
Common stock - $.001 par value, authorized: 75,000,000 shares, 6,250,000 and 6,100,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (Note 4)	6,250	6,100
Additional paid-in capital	146,100	96,250
Accumulated deficit	(126,611)	(65,414)

Total stockholders’ equity	25,739	36,936

Total liabilities and stockholders’ equity	$34,739	36,936

The accompanying notes are an intergral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

	For the Three Months Ended		For the Six Months Ended	For the Period from inception (Feb. 20, 2007) to	For the Period from inception (February 20, 2007) to
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)	June 30, 2008 (Unaudited)

Revenues	-	-	-	-	17,500

Expenses:

General and Administrative	$4,365	4,934	$11,898	6,934	42,628

Research and Development	7,000	-	7,000	-	9,000

Website Development	-	-	5,400	-	14,333

Software Development	8,150	-	13,150	-	18,150

Professional Fees	10,150	3,000	23,750	28,000	56,250

Stock Based Compensation	-	-	-	3,750	3,750

Net Loss	$(29,665)	(7,934)	$(61,198)	(38,684)	(126,611)

Basic and diluted loss per share	$(0.005)	(0.002)	(0.01)	(0.008)	(0.02)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	5,904,098	4,856,557	5,904,098	4,856,557

The accompanying notes are an intergral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	For the Six Months Ended June 30, 2008 (Unaudited)	For the period from February 20, 2007 (Inception) through June 30, 2007 (Unaudited)	For the period from February 20, 2007 (Inception) through June 30, 2008 (Unaudited)
Cash flows from operating activities
Net loss	$(61,198)	$(38,684)	$(126,611)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	3,750	3,750
Changes in assets and liabilities:
Organizational costs	-	-	-
Inventories	-	(23,000)	(23,000)
Accounts payable	9,000	15,350	9,000
Loans from shareholder	-	17,500	-

Net cash provided by (used in) operating activities	(52,198)	(25,084)	(136,861)

Cash flows from investing activities
Website development	-	(9,000)	-
Accumulated amortization, website	-	67	-

Net cash Provided by (used in) investing activities	-	(8,933)	-

Cash flows from financing activities
Capital stock	150	6,000	6,250
Stock based compensation	-	(3,750)	(3,750)
Paid-in capital	49,850	46,350	146,100

Net cash provided by (used in) financing activities	50,000	48,600	148,600

Net increase (decrease) in cash and cash equivalents	(2,198)	14,583	11,739

Cash and cash equivalents, beginning of period	13,936	-	-

Cash and cash equivalents, end of period	$11,739	$14,583	$11,739

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $126,611. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share. As of March 31, 2008, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, which $48,600 has been received by the Company. In October 2007, the Company entered into a private placement offering for 100,000 shares at $0.50 per share for proceeds of $50,000, which has been received by the Company. In March 2008, the Company entered into a private placement offering for 150,000 shares at $0.33 per share for proceeds of $50,000, which has been received by the Company. In July 2008, the Company entered into a private placement offering for 200,000 shares at $0.25 per share for proceeds of $50,000, which has been received by the Company.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended June 30, 2008 and June 30, 2007 and for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

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

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600, which was received by the Company as of May 1, 2007 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In July 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 6 - INCOME TAXES

As of June 30, 2008, the Company had net operating loss carry forwards of approximately $126,611 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2008 and June 30, 2007 and for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Results of Operations

The following table summarizes the results of our operations during the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the comparable prior fiscal period:

Statement of Income
For the six months ended June 30, 2008 and
from February 20, 2007 (inception) through June 30, 2007

	June 30, 2008	June 30, 2007	$ Increase (Decrease)	% Increase (Decrease)

Net revenues	$-	$-	$-	0.0
Operating expenses	61,198	34,934	26,264	75.2
Income (loss) from continuing operations	(61,198)	(34,934)	(26,264)	75.2
Other income (loss)	-	(3,750)	(3,750)	(100.0)
Provision for income taxes	-	-	-	0.0
Net income (loss) from continuing operations	(61,198)	(38,684)	22,514	58.2

Earnings (loss) per common share:

Basic and fully-diluted	(0.01)	(0.008)	0.002	25.0

Weighted average common shares outstanding:

Basic and fully-diluted	5,904,098	4,856,557	1,047,541	21.6

We are a development-stage company organized to enter into the wireless services industry by selling wireless phones, accessories and services, worldwide, utilizing “Wi-Fi.” We have recently commenced business operations and have not generated any revenues from operations but only minimal revenue from the discharge of related party indebtedness.

In our annual report on Form 10-K, our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from operations and we do not anticipate any revenues from operations until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

As of June 30, 2008, we had $11,739 cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.  In March 2008, the Company issued 150,000 shares at $0.33 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor. In July 2008, the Company issued 200,000 shares at $0.25 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

At the present time, we are negotiating with various investors to obtain additional equity financing.  There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

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

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

Net sales for the three months ended June 30, 2008 were $0, with a change of $0 or 0% from net sales of $0 for the three months ended June 30, 2007.  The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $21,731 or273.9% to $29,665 for the three months ended June 30, 2008 from $7,934 for the three months ended June 30, 2007. The components of operating expenses are discussed below.

•
General and administrative expenses decreased by $569 between 2008 and 2007 to $4,364 from $4,934 or 11.5%. General and administrative expenses as a percentage of net sales in not meaningful. The decrease between 2008 and 2007 is primarily attributable to decreases in advertising.

•
Research and development expenses increased by $7,000 between 2008 and 2007 to $7,000 from $0. Research and development expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to expenses associated with our telephone operating system.

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

•	Website development costs were not incurred in the three months ended June 30, 2008 or 2007.

•
Software development increased $8,150 in 2008 compared to 2007 to $8,150 from $0. This increase was primarily due to costs associated with development our operating system for our telephones and FCC certification. Software development expenses as a percent of net sales is not meaningful.

•
Professional fees increased $7,150 between 2008 and 2007 to $10,150 from $3,000. This increase was primarily due to the increase in our regulatory filings in 2008. Professional fees as a percentage of net sales is not meaningful.

•	Stock based compensation was not incurred in the comparable periods in 2008 and 2007.

Net loss increased by $21,731 resulting in a loss of $29,665 for the three months ended June 30, 2008 from a net loss of $7,934 for the three months ended June 30, 2007. As a percentage of net sales, net loss is not meaningful.

Six months ended June 30, 2008 compared with the period from February 20, 2007 (inception) through June 30, 2007

Net sales for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007, were $0 and $0, respectively with no change. The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $22,514 or58.2% to $61,198 for the six months ended June 30, 2008 from $38,684 for the period from February 20, 2007 (inception) through June 30, 2007. The components of operating expenses are discussed below.

•
General and administrative expenses increased by $4,964 between 2008 and 2007 to $11,898 from $6,934 or 71.6%. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to increases in consulting fees and miscellaneous expenses.

•
Research and development expenses increased by $7,000 between 2008 and 2007 to $7,000 from $0. Research and development expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to expenses associated with our telephone operating system.

•
Website development increased $5,400 to $5,400 in 2008 from $0 in 2007. The increase was due to the expenditures on our website in 2008. Website development expenses as a percent of net sales are not meaningful.

•
Software development increased $13,150 between 2008 and 2007 to $13,150 from $0. This increase was primarily due to costs associated with development our operating system for our telephones. Software development expenses as a percent of net sales is not meaningful.

•
Professional fees decreased $4,250 between 2008 and 2007 to $23,750 from $28,000. This decrease was primarily due to decreased legal and accounting fees associated with the filing of our registration statement in 2007. Professional fees as a percentage of net sales is not meaningful.

•
Stock based compensation decrease d$3,750 between 2008 and 2007 to $0 from $3,750. This decrease is due to the initial issuance of stock to our founders in 2007. Stock based compensation as a percentage of net sales is not meaningful.

Net loss increased by $22,514 resulting in a loss of $61,198 for the six months ended June 30, 2008 from a net loss of $38,684 for the period from February 20, 2007 (inception) through June 30, 2007. As a percentage of net sales, net loss is not meaningful.

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2008 and June 30, 2007, respectively.

Liquidity and Capital Resources

We had net losses of $61,198, $38,684 and $126,611 for the six months ended June 30, 2008, for the period from February 20, 2007 (inception) through June 30, 2007 and for the period from February 20, 2007 through June 30, 2008, respectively, and had a working capital surplus of $25,739 and $36,936 at June 30, 2008 and December 31, 2007, respectively.

Our working capital surplus at June 30, 2008 decreased to $25,739, which represents a decrease in working capital of $11,197 from a working capital surplus of $36,936 as of December 31, 2007.

Cash flow used in operating activities was $52,198, $25,084 and $136,861 for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007 and for the period from February 20, 2007 (inception) through June 30, 2008, respectively. Cash flow used in operating activities in the current period can be attributed to professional fees.

Cash flows used in investing activities was $0, $8,933 and $0 for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007 and for the period from February 20, 2007 (inception) through June 30, 2008, respectively. Cash flow used in investing activities in the prior comparable period was for website development.

Cash flow provided from financing activities was $50,000, $48,600 and $148,600 for the six months ended June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2007 and for the period from February 20, 2007 (inception) through June 30, 2008, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

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

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2008.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2008.

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

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

 WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

In July 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

(b) USE OF PROCEEDS

We have spent a portion of the above proceeds to pay for inventory, costs associated with developing our product and our website and for professional fees as well as administrative expenses.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

4.1	Lockup Agreement dated July 1, 2007 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

15	Consent of Moore and Associates, Chartered, dated August 13, 2008*.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITEL CORP.

August 14, 2008	By:	/s/ James E. Renton
James E. Renton
President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)