Form 10-Q
period 2008-09-30
WITel Corp.
filed 2008-11-12
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2008, the number of shares outstanding of the issuer’s sole class of common stock, par value, $0.001 per share, is 6,450,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheet	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations	8
Results of Operations	10
Three months ended September 30, 2008 compared with the three months ended September 30, 2007	11
Nine months ended September 30, 2008 compared with the period from February 20, 2007 (inception) through September 30, 2007	12
Liquidity and Capital Resources	13
Off-Balance Sheet Arrangements	14
- Revenue Recognition	14
- Inventory	14
- Contingencies	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
Item 4T. Controls and Procedures	15
PART II -- OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	17
SIGNATURES	18
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002	20
CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002	21
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	22
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	23

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION Item 1. Financial Statements Balance Sheet

	September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)

Assets

Current assets
Cash	$1,958	13,936
Inventory (Note 2)	109,000	23,000

Total current assets	110,958	36,936

Total assets	$110,958	36,936

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	3,288	-

Total current liabilities	3,288	-

Total liabilities	3,288	-

Stockholders’ equity
Common stock - $.001 par value, authorized: 75,000,000 shares, 6,600,000 and 6,100,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (Note 4)	6,600	6,100
Additional paid-in capital	245,750	96,250
Accumulated deficit	(144,680)	(65,414)

Total stockholders’ equity	107,670	36,936

Total liabilities and stockholders’ equity	$110,958	36,936

The accompanying notes are an intergral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

	For the Three Months Ended		For the Nine Months Ended	For the Period from inception (February 20, 2007) to
	Sep. 30, 2008 (Unaudited)	Sep. 30, 2007 (Unaudited)	Sep. 30, 2008 (Unaudited)	Sep. 30, 2007 (Unaudited)	Sep. 30, 2008 (Unaudited)

Revenues	-	-	-	-	17,500

Expenses:

General and Administrative	$9,343	7,267	$21,241	14,200	51,972

Research and Development	-	-	7,000	-	9,000

Website Development	3,600	-	9,000	-	17,933

Software Development	-	-	13,150	-	18,150

Professional Fees	5,125	-	28,750	28,000	61,375

Stock Based Compensation	-	-	-	3,750	3,750

Net Loss	$(18,068)	(7,267)	$(79,266)	(45,950)	(144,680)

Basic and diluted loss per share	$(0.003)	(0.001)	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	5,911,034	5,348,131	5,911,034	5,348,131	5,911,034

The accompanying notes are an intergral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	For the Nine Months Ended Sep. 30, 2008 (Unaudited)	For the period from February 20, 2007 (Inception) through Sep. 30, 2007 (Unaudited)	For the period from February 20, 2007 (Inception) through Sep. 30, 2008 (Unaudited)
Cash flows from operating activities
Net loss	$(79,266)	$(45,950)	$(144,680)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	3,750	3,750
Changes in assets and liabilities:
Organizational costs	-	-	-
Inventories	(86,000)	(25,000)	(109,000)
Accounts payable	3,288	11,500	3,288
Loans from shareholder	-	17,500	-

Net cash provided by (used in) operating activities	(161,978)	(38,200)	(246,642)

Cash flows from investing activities
Website development	-	(9,000)	-
Accumulated amortization, website	-	67	-

Net cash Provided by (used in) investing activities	-	(8,933)	-

Cash flows from financing activities
Capital stock	500	6,000	6,600
Stock based compensation	-	(3,750)	(3,750)
Paid-in capital	149,500	46,350	245,750

Net cash provided by (used in) financing activities	150,000	48,600	248,600

Net increase (decrease) in cash and cash equivalents	(11,978)	1,466	1,958

Cash and cash equivalents, beginning of period	13,936	-	-

Cash and cash equivalents, end of period	$1,958	$1,466	$1,958

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $144,680. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share. As of March 31, 2008, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, which $48,600 has been received by the Company. In October 2007, the Company entered into a private placement offering for 100,000 shares at $0.50 per share for proceeds of $50,000, which has been received by the Company. In March 2008, the Company entered into a private placement offering for 150,000 shares at $0.33 per share for proceeds of $50,000, which has been received by the Company. In July 2008, the Company entered into a private placement offering for 150,000 shares at $0.333 per share for proceeds of $50,000, which has been received by the Company.  In August 2008, the Company entered into a private placement offering for 200,000 shares at $0.25 per share for proceeds of $50,000, which has been received by the Company

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended September 30, 2008 and September 30, 2007 and for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2007 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600, which was received by the Company as of May 1, 2007 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In July 2008, the Company authorized and issued 150,000 shares at $0.333 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In August 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTE 5 - INCOME TAXES

As of September 30, 2008, the Company had net operating loss carry forwards of approximately $144,680 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2008 and September 30, 2007 and for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Results of Operations

The following table summarizes the results of our operations during the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the comparable prior fiscal period:

Statement of Income
For the nine months ended September 30, 2008 and
from February 20, 2007 (inception) through September 30, 2007

	September 30, 2008	September 30, 2007	$ Increase (Decrease)	% Increase (Decrease)

Net revenues	$-	$-	$-	0.0
Operating expenses	79,266	42,200	37,066	87.8
Income (loss) from continuing operations	(79,266)	(42,200)	(37,066)	87.8
Other income (loss)	-	(3,750)	(3,750)	(100.0)
Provision for income taxes	-	-	-	0.0
Net income (loss) from continuing operations	(79,266)	(45,950)	33,316	72.5

Earnings (loss) per common share:

Basic and fully-diluted	(0.01)	(0.01)	-	-

Weighted average common shares outstanding:

Basic and fully-diluted	5,911,034	5,348,131	562,903	10.5

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

As of September 30, 2008, we had $1,958 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.  In March 2008, the Company issued 150,000 shares at $0.33 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor. In July 2008, the Company issued 150,000 shares at $0.333 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor. In August 2008, the Company issued 200,000 shares at $0.25 per share, under a private placement, for $50,000, in a transaction exempt under Section 4(2) of the Act, as amended to an institutional investor.

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

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 were $0, with a change of $0 or 0% from net sales of $0 for the three months ended September 30, 2007.  The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $10,801 or148.6% to $18,068 for the three months ended September 30, 2008 from $7,267 for the three months ended September 30, 2007. The components of operating expenses are discussed below.

•
General and administrative expenses increased by $2,067 between 2008 and 2007 to $9,343 from $7,267 or 28.6%. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to increases in travel related expenses.

•	Research and development expenses were not incurred in the three months ended September 30, 2008 or 2007.

•	Website development costs were not incurred in the three months ended September 30, 2008 or 2007.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

•	Software development were not incurred in the three months ended September 30, 2008 or 2007.

•
Professional fees increased $5,125 between 2008 and 2007 to $0 from $5,125. This increase was primarily due to the increase in our regulatory filings in 2008. Professional fees as a percentage of net sales is not meaningful.

•	Stock based compensation was not incurred in the comparable periods in 2008 and 2007.

Net loss increased by $10,801 resulting in a loss of $18,068 for the three months ended September 30, 2008 from a net loss of $7,267 for the three months ended September 30, 2007. As a percentage of net sales, net loss is not meaningful.

Nine months ended September 30, 2008 compared with the period from February 20, 2007 (inception) through September 30, 2007

Net sales for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007, were $0 and $0, respectively with no change. The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $33,316 or72.52% to $79,266 for the nine months ended September 30, 2008 from $45,950 for the period from February 20, 2007 (inception) through September 30, 2007. The components of operating expenses are discussed below.

•
General and administrative expenses increased by $7,041 between 2008 and 2007 to $21,241 from $14,200 or 49.6%. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to increases in consulting fees, shipping related expenses and miscellaneous expenses.

•
Research and development expenses increased by $7,000 between 2008 and 2007 to $7,000 from $0. Research and development expenses as a percentage of net sales in not meaningful. The increase between 2008 and 2007 is primarily attributable to expenses associated with our telephone operating system.

•
Website development increased $9,000 to $9,000 in 2008 from $0 in 2007. The increase was due to the expenditures on our website in 2008. Website development expenses as a percent of net sales are not meaningful.

•
Software development increased $13,150 between 2008 and 2007 to $13,150 from $0. This increase was primarily due to costs associated with development our operating system for our telephones. Software development expenses as a percent of net sales are not meaningful.

•
Professional fees increased $750 between 2008 and 2007 to $28,750 from $28,000. This increase was primarily due to increased legal and accounting fees associated with our regulatory filings in 2008. Professional fees as a percentage of net sales are not meaningful.

•
Stock based compensation decrease d$3,750 between 2008 and 2007 to $0 from $3,750. This decrease is due to the initial issuance of stock to our founders in 2007. Stock based compensation as a percentage of net sales are not meaningful.

Net loss increased by $33,316 resulting in a loss of $79,266 for the nine months ended September 30, 2008 from a net loss of $45,950 for the period from February 20, 2007 (inception) through September 30, 2007. As a percentage of net sales, net loss is not meaningful.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2008 and September 30, 2007, respectively.

Liquidity and Capital Resources

We had net losses of $79,266, $45,950 and $144,680 for the nine months ended September 30, 2008, for the period from February 20, 2007 (inception) through September 30, 2007 and for the period from February 20, 2007 through September 30, 2008, respectively, and had a working capital surplus of $107,670 and $36,936 at September 30, 2008 and December 31, 2007, respectively.

Our working capital surplus at September 30, 2008 increased to $107,670, which represents an increase in working capital of $70,734 from a working capital surplus of $36,936 as of December 31, 2007.

Cash flow used in operating activities was $161,978, $38,200 and $246,642 for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007 and for the period from February 20, 2007 (inception) through September 30, 2008, respectively. Cash flow used in operating activities in the current period can be attributed to our purchase of inventory.

Cash flows used in investing activities was $0, $8,933 and $0 for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007 and for the period from February 20, 2007 (inception) through September 30, 2008, respectively. Cash flow used in investing activities in the prior comparable period was for website development.

Cash flow provided from financing activities was $150,000, $48,600 and $248,600 for the nine months ended September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2007 and for the period from February 20, 2007 (inception) through September 30, 2008, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2008.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2008.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

In July 2008, the Company authorized and issued 150,000 shares at $0.333 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

In August 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

(b) USE OF PROCEEDS

We have spent a portion of the above proceeds to pay for inventory, costs associated with developing our product and our website and for professional fees as well as administrative expenses.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

3.2	Bylaws (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

4.1	Lockup Agreement dated July 1, 2007 (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2 and SB-2/A filed on August 3, 2007 and September 14, 2007, respectively).

15	Consent of Moore and Associates, Chartered, dated November 10, 2008*.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITEL CORP.

November 10, 2008	/s/ James E. Renton James E. Renton President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)