Form 10-K
period 2008-12-31
WITel Corp.
filed 2009-04-03
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-145134

WiTel Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization) Konigsallee 60F, Dusseldorf, Germany (Address of Principal Executive Offices)	20-8734462 (I.R.S. Employer Identification No.) N/A (Zip Code)

Registrant's Telephone Number, including area code: (866)-400-0576

201 Santa Monica Blvd., Suite 300, Santa Monica, California
(Former Address if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $0.001 par value
Title of Each Class

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐  No ☒

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of December 31, 2008 (the last day of the registrant’s most recently completed first fiscal quarter) was approximately $1,056,000 based on the price of the last sale of the registrant's common stock in a private placement or $0.33 per share.

The number of shares outstanding of the registrant's sole class of common stock, par value $0.001 per share, as of April 3, 2009, the latest practicable date, was 7,008,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

WITEL CORP.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

Unless otherwise noted, references in this Form 10-K to  “Witel”  “we”, “us”, “our”, and the “Company” “ means Witel Corp., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Organization within the Last Five Years

We were incorporated on February 20, 2007 under the laws of the State of Nevada.

Company Background

Witel, Corp. will offer global mobile communication services over WiFi networks. The Company designs, manufactures, and markets proprietary mobile communication devices that are offered in conjunction with its phone service. The Company is planning on launching its service in the third quarter of 2009 and will be selling its products worldwide through its online store, and value-added resellers. The Company was founded in 2007 and its fiscal year ends on December 31st.  Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar.

Business Strategy

The Company is committed to leveraging the rapid expansion of global wireless networks by establishing a cost-free platform that allows its customers to make and receive phone calls around the world at substantial discounts to conventional telecom operators. The Company's business strategy relies on its ability to design and develop its own operating system, mobile communication devices, and unique service packages. Our goal is to deliver an experience that is user friendly and creates tremendous value for our customers.

To date, our operations have been limited to  developing our proprietary WiFi phone, implementation of our communications service platform, developing our online website, and the development of our billing and online order  taking system. To date, we have generated no revenues from our operations.

Service Offerings

We will be offering our global communication services through two calling plans with different pricing structures. In order to access our plans a customer need only to purchase on of our proprietary phones. Both our service plans include an array of unique features that deliver cost-savings and global accessibility:

•
Free Global Witel to Witel Calls – All Witel to Witel calls are Free no matter where the two callers may be located in the world. Each customer receives a special seven digit Virtual Number and can make or receive Witel to Witel calls with this number from any place on earth with an accessible WiFi network.

•
Free Global Incoming Calls – All Witel plans include unlimited incoming calls with no roaming charges. For example, a customer can have a U.S phone number and receive free incoming calls while traveling in China.

•
Witel Phone Number – A phone number from the U.S./Canada/United Kingdom that is linked to a customers Witel account and allows them to receive calls with that number regardless of their geographic location. Numbers from other countries are available for $4.99 a month.

•	Free Caller ID – Witel offers its customers free caller identification.
•	Free Global Voicemail – Witel provides its customers with the ability to listen to voicemails through their phone, their email, or through an internet browser on the Witel control panel.
•	Witel Control Panel – A unique web-based tool that allows a customer to exercise full control over their Witel account.
•
Ability to Login from any Witel Handset – Since no SIM Cards are used, Witel service is available through any Witel enabled handset. A customer just needs to enter their Witel virtual number and password and that handset would then be linked to their Witel account.

Plans
Witel Basic $9.99 a month – The Witel Basic plan provides a customer with all the features above in addition to 500 minutes of one time call credit to call non-Witel phones. After that credit is used up a customer pays for non-Witel calls on a per-minute basis. Witel per-minute calls are considerably less expensive than conventional telecommunication operators. Below is an example of some of our per-minute rates:

•	Australia - 1.8¢ per minute
•	Canada - 1.8¢ per minute
•	China - 1.5¢ per minute
•	Germany - 1.5¢ per minute
•	Denmark - 1.5¢ per minute
•	Spain - 1.5¢ per minute
•	France - 1.5¢ per minute
•	United Kingdom - 1.5¢ per minute
•	Greece - 1.5¢ per minute
•	Ireland - 1.5¢ per minute
•	Israel - 1.5¢ per minute
•	Italy - 1.5¢ per minute
•	Netherlands - 1.5¢ per minute
•	Norway - 1.8¢ per minute
•	Portugal - 1.5¢ per minute
•	Sweden - 1.5¢ per minute
•	Singapore - 1.5¢ per minute
•	Puerto Rico - 1.5¢ per minute
•	Poland - 1.8¢ per minute
•	United States - 1.8¢ per minute

The rest of our per-minute rates can be found on our website: http://www.witel.com

The basic plan allows a customer from anywhere in the world to make calls for free to other Witel customers, receive incoming calls for free regardless of their location, and make non-Witel calls at very low per-minute rates.

Witel Unlimited $19.99 a month – The Witel Unlimited plan provides a customer with all the features included in the Basic plan plus unlimited calling to non-Witel phones in 48 countries. Calls to other non-Witel phones are charged at our low per-minute rates. The unlimited plan allows a customer from anywhere in the world to make calls for free to other Witel customers, receive incoming calls for free regardless of their location, and make non-Witel calls to 48 countries for free.

Products
The Company plans to offer a range of related products that will compliment its global mobile phone service. To date the Company has developed a proprietary WiFi mobile phone that will be the cornerstone of its product offering.  The Company places emphasis on making its products affordable to customers on a global scale. By outsourcing certain aspects involved in the design and development of its products the Company is able to reduce expenses and pass on considerable savings to the customer:

Witel Jetter $59.99 - The Witel Jetter is WiFi-enabled mobile phone that allows a user from anywhere in the world to connect to the Witel phone service. The Jetter works by connecting to local WiFi networks. Once it has successfully connected to a network it can be used like an ordinary mobile phone to make or receive calls as long as the user has signed up for one of two Witel calling plans. The Jetter also provides users with the following features:

•	Phonebook
•	Speed Dial
•	Call Logging
•	New Call, Mute, Hold, Second Call, Swap, Transfer, Handsfree and Call Recording functions.
•	Email Access
•	WiFi Site Survey feature

Market Opportunity

Annual service revenues of the global telecommunications industry will reach US $1.3 trillion by the end of 2008, according to a report from Insight Research. The research report, entitled “The 2007 Industry Review, an Anthology of Market Facts and Forecasts,” states that wireless revenues will increase by a compounded rate of nearly 10% annually.

Witel is taking advantage of the convergence of two major technologies, wireless internet and mobile phones. By using the platform of wireless internet to deliver calls to its subscribers, Witel can effectively offer communications service to virtually anyone in the world as long as they are within the vicinity of a WiFi network.

WiFi Availability
Wi-Fi is a growing phenomenon with enormous growth in public hotspots, home wireless networks, and hundreds of Municipal Mesh Wi-Fi deployments or trials worldwide. As Wi-Fi technology becomes ubiquitous in homes, hot zones, and hotspots, an increasing number of mobile WiFi devices will be demanded. According to ON World, Inc. one hundred million consumer Mobile-WiFi devices will ship in 2011 as shown by this bar chart:

Of this market, Witel is targeting the WiFi VoIP (Voice over Internet Protocol) segment. In which users will be placing phone calls over wireless internet networks. According to ON World, Inc. the number of WiFi-VoIP  users worldwide will increase significantly from 1.9 million in 2006 to 66.8 million in 2011 as shown in this bar chart:

The Company believes that these trends will stimulate demand for a low cost provider of global communications services and that we are positioned to benefit from the projected growth. We intend on establishing our brand as the de-facto global communications provider over WiFi.

Marketing

Rapid market exposure is critical to drive broad acceptance of the phones and services. We intend to initiate this rapid exposure by a comprehensive marketing plan via the internet. Our marketing objective is to achieve cost effective ways of acquiring and retaining subscribers. We will maintain a fully operational website and will drive substantial traffic to our website via search marketing, PPC (Pay per Click), viral marketing, and social networking.  We will utilize our website as a direct marketing tool to increase product awareness and generate sales.

We will monitor the results of our marketing efforts closely in an effort to evaluate which approaches produce the best results.

Sales and Distribution

Direct Sales
The primary sales channels for our service will be through online direct sales. Customers will be able to subscribe to our service at our website: http://www.witel.com. Our website will be available in several languages allowing for us to target a global client base. We will compliment our sales channel with relevant marketing campaigns through online banner advertisements, PPC (Pay per Click) advertising, and social networks.

Customer Service
We will offer customer support 24 hours a day, seven days a week through our online Control Panel and Support section of our website. Additionally support queries may be sent via email. We have put emphasis on developing a user-friendly service that will require substantially less support than conventional phone service. We will also provide animated tutorials that will explain how to use various Witel features as well as a troubleshooting guide.

Billing
All customer billing is automated through our website. We automatically collect all fees from our customer's credit cards. By collecting monthly subscription fees in advance, we are able to reduce the amount of accounts receivable that we have outstanding, thus allowing us to have lower working capital requirements.

Inventory and Shipping
All inventories are housed with our third-party warehouse and logistics partner. Our automated order system sends a shipping request upon successful order confirmation and credit card authorization. The order is then shipped globally from the warehouse and a confirmation email is send to the customer with tracking information.  We prefer this method of operation over maintaining our own warehouse so that we can reduce our overhead and deliver cost-savings to our customers.

Patents, Trademarks, Copyrights and Licenses

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

Incumbent telephone companies
The incumbent telephone companies are our primary competitors and have historically dominated their regional markets. These competitors include AT&T, Qwest Communications and Verizon Communications as well as rural incumbents, such as Windstream Corporation. These competitors are substantially larger and better capitalized than we are and have the advantage of a large existing customer base, and larger marketing budgets than we have.

In many cases our communications plans are significantly lower than prices charged by the incumbent phone companies. We believe that we can successfully compete with the incumbent phone companies on the basis of the features we offer and our ability to attract clients globally as opposed to regionally.

Cable companies

These competitors include companies such as Cablevision, Comcast Corporation, Cox Communications and Time Warner Cable (a division of Time Warner Inc.). Cable companies have significant financial resources and have made and are continuing to make substantial investments in delivering broadband Internet access and phone service to their customers. Providing Internet access and cable television to many of our existing and potential customers allows them to engage in highly targeted, low-cost direct marketing and may enhance their image as trusted providers of services.

Cable companies are also aggressively using their existing customer relationships to bundle services. For example, they bundle Internet access, cable television and phone service with an implied price for the phone service that may be significantly below ours. They are able to advertise on their local access channels with no significant out-of-pocket cost and through mailings in bills with little marginal cost. They also receive advertising time as part of their relationships with television networks, and they are able to use this time to promote their telephone service offerings.

Many cable companies send technicians to customers’ premises to initiate service. Although this is expensive, it also can be more attractive to customers than installing their own router. In addition, these technicians may install an independent source of power, which can give customers assurance that their phone service will not be interrupted during power outages.

We believe that we can successfully compete with cable companies by offering services such as global mobility, unlimited international calling, and our ability to attract clients globally as opposed to regionally.

Wireless telephone companies

We also compete with wireless phone companies, such as Vodafone, AT&T, America Movil, NTT Docomo, Verizon Wireless, Deutsche Telekom AG and others. Some consumers use wireless phones, as a replacement for a wireline phone. Also, wireless phone companies increasingly are providing wireless broadband Internet access to their customers and may in the future offer VoIP to their customers. As wireless providers offer more minutes at lower prices and companion landline alternative services, their services have become more attractive to households as a competing replacement for wireline service. Wireless telephone companies have a strong retail presence and have significant financial resources.

We believe our ability to successfully compete with the wireless telephone companies is enhanced by our ability to leverage WiFi networks as a cost-free infrastructure. Because we maintain no infrastructure cost we can provide competitive rates to our customers. For example Witel to Witel calling allows to people with Witel handsets to talk for free no matter where they are in the world as long as they are both within the vicinity of a WiFi network. Currently there are no wireless telephone companies that offer global in network calling.

Alternative voice communication providers

We also compete against established alternative voice communication providers, such as Skype (a service of eBay Inc.), Vonage, and independent VoIP service providers. Some of these service providers have chosen to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. Google Inc., Microsoft Corporation and Yahoo! Inc. also offer free instant messaging services that are voice enabled.

While not all of these competitors currently offer the ability to call or be called by anyone not using their service, in the future they may integrate such capabilities into their service offerings.

We believe our strongest competitive advantage versus the existing alternative voice communication providers is that our service revolves around the use of our low-cost handsets as opposed to computers. By removing the computer-element we provide increased accessibility, mobility, and affordability for our service.

Staffing

As of December 31, 2008, we had no permanent staff other than our officers and directors. Since then we have hired 3 full-time employees.

Product Warranties

Our manufacturers warrant all of our products against defect for a period of one year. We will provide a replacement phone to customers who obtain a defective product and work with the supplier to fix defective products.

Government Regulation

We are not aware of any government approvals required in connection with the operation of our business and the sale of our products.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

Our auditor’s report on our December 31, 2008 and 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our directors and/or shareholders may be unwilling or unable to loan or advance capital to us, we believe that if we do not raise additional capital within 6 months, we may be required to suspend or cease the implementation of our business plan.

As we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.

Since the Company Anticipates Operating Expenses Will Increase Prior To Earning Revenue, We May Never Achieve Profitability.

We anticipate increases in its operating expenses, while realizing minimal revenues from our products and services. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) developing and modifying our packaging and distributing our products and services, (ii) initiating our sales and marketing capabilities (iii) hiring staff and (iv) other general corporate and working capital purposes.

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

If We Do Not Obtain Adequate Financing, Our Business Will Fail, Which Will Result In The Complete Loss Of Your Investment.

Our cash balance, as of December 31, 2008 is $138,280. We will require additional financing in order to maintain our corporate existence and status as a reporting issuer and implement our business plan and strategy. We intend to raise additional capital through private placements once we either gain a listing on a recognized exchange or our common stock is quoted on the Over the Counter Bulletin Board.

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

Our common stock is quoted on the FINRA Over-The-Counter Bulletin Board (OTC). Additionally, the stock may be traded only to the extent that there is interest by broker-dealers in acting as a market maker in our stock. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board.

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

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

RISKS RELATED TO INVESTING IN US

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

Mr. Triston has no direct experience in the sales and marketing of wireless products and services. As a result, our management may not be fully aware of many of the specific requirements of operating a wireless business. Management’s decisions and choices may also not account for the business or sales strategies, which are commonly deployed in the wireless services industry. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this area. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

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

There Are Potential Competitors In Out Marketplace That Could Affect Our Business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

Currently, our headquarters is located at Konigsallee 60F, Dusseldorf, Germany.  This office is currently serving as our temporary administrative headquarters. We are in the process of viewing several long-term office space that we expect will serve us in our initial operating stage. In the interim, we pay a month to month rent of 660 EUROS per month.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and we are not aware of any pending legal, administrative or other adversary proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

Our common stock, $.001 par value (the “Common Stock”), is listed for trading  under the symbol “WITL” on the FINRA Over-the-Counter Bulletin Board (“OTCBB”). As of the date of this annual report. there has been no public trading market for the common stock.

(b)	Holders

We have been advised by our transfer agent, Pacific Stock Transfer Company, that we had 25 holders of record of our Common Stock as of April 3, 2009.

(c)	Dividends

We have not paid regular quarterly cash dividends since our inception on February 20, 2007. We may never pay any dividends to our shareholders. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

On December 8, 2008, the Company offered and sold 408,000 common shares (the “Shares”) in a private placement at a purchase price of $0.33 per share for an aggregate purchase price of $147,000 without any underwriting discounts or commissions.

The offer and sale of all Shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act.  The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person.  None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:
(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

ITEM 6.  SELECTED FINANCIAL DATA.

Summary of Statements of Operations of Witel

Year Ended December 31, 2008 and 2007

Statement of Operations Data
	December 31,
	2008	2007

Revenues	$-	$17,500

Operating and Other Expenses	(120,124)	(65,414)

Net Loss	$(120,124)	$(65,414)

Balance Sheet Data:
	December 31,

	2008	2007
Current Assets	138,280	13,936
Inventories	$109,000	$23,000
Total Assets	247,280	36,936
Current Liabilities	33,468	-
		-
Total Liabilities	33,468

Shareholders'Equity (Deficit)	$247,280	$36,936

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

Discussion and Analysis

During the year ended December 31, 2008, the Company’s operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

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

Net Losses

For the year ended December 31, 2008, the Company has recorded a cumulative net loss of $185,538. The Company’s operating losses are attributable to general and administrative expenses. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

For the period from February 20, 2007 to December 31, 2007, the Company has recorded a cumulative net loss of $65,414. The Company’s operating losses are attributable to general and administrative expenses. The general and administrative expenses include accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation.

We expect to continue to operate at a loss through fiscal 2009 and there can be no assurance that we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past year.

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2008 and for the period from inception to December 31, 2007.

Capital Resources and Liquidity

The Company had total assets of $247,280 and $36,936 as of the year ended December 31, 2008 and 2007, respectively, consisting exclusively of cash on hand and inventory. Net stockholders' equity in the Company was $213,812 and $36,936 at December 31, 2008 and 2007, respectively. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $172,656 and $75,731 for the year ended December 31, 2008 and for the period from inception to December 31, 2007, respectively. Cash flow used in operating activities in the current period can be attributed to accounting costs and consulting expenses.

Cash flow provided from financing activities was $297,000 and $98,600 for the year ended December 31, 2008 and for the period from inception to December 31, 2007, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

Cash flows used in investing activities was $0 and $8,933 for the year ended December 31, 2008 and for the period from inception to December 31, 2007, respectively.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of December 31, 2008.

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

Going Concern

Our auditors have issued a "going concern" opinion and we have experienced losses for the year ended December 31, 2008 and for the period from our inception, February 20, 2007 through December 31, 2007. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any substantial revenues and no substantial revenues are anticipated until we obtain financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business.

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

 Inventory

We value our inventory at the lower of the actual cost to purchase the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the future. We did not experience any inventory obsolescence in 2008. During the last quarter of 2007 we determined that a certain portion of our inventory is excess or obsolete, and accordingly, we expensed its carrying value in the amount of $5,000.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.”  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Moore & Associates, Chartered, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no changes or disagreements with our auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of as of the year ended December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of the year ended December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Year Elected/ Appointed	Position

Gary Tsitron	61	2009	Director, President, Chief Executive Officer and Chief Accounting Officer

Mr. Gary Tsitron, Director, President, Chief Executive Officer and Chief Accounting Officer

Gary Tsitron has almost thirty years of experience in the field of telecommunications. Mr. Tsitron has been retired for the past 6 years. Previous to his retirement he served in several leading positions with European Telecommunications Companies. Mr. Tsitron graduated from the Moscow University of Arts and Technology in 1976 with a Bachelors of Science degree in Radio Communications.

Composition of the Board

Our board of directors has three directors with only one class of directors being elected in each year. Upon the expiration of the term of a director, the director will be elected for an annual term at the annual meeting of stockholders in the year in which their term expires.

Board of Directors Committees and Other Information

Our sole director serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to serve until successor(s) are duly appointed and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.

The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements or on any other exchange. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we have no independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics was filed as Exhibit 14.1 to this Annual Report on Form 10-K for December 31, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2008 and 2007, compensation paid by us to (a) each person serving as our Chief Executive Officer during 2008 and 2007 and (b) each of our other most highly compensated executive officers (the "named executive officers") during 2008 and 2007 who was serving as an executive officer on December 31, 2008.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
James E. Renton Chief Executive Officer & President	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0
John S. Neubauer Chief Operating Officer, Treasurer & Secretary	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Raymond T. Bauer Vice President of Sales and Marketing	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0
_______________________

The following table summarizes the number of shares and the terms of stock options we granted to the named executive officers in our 2008 fiscal year.

OPTIONS/SARS GRANTS DURING YEAR ENDED DECEMBER 31, 2008

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
Name	Number of Securities Underlying Options/ SARs Granted (#)(1)(2)	% of Total Options/ SARs Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)(3)	Expiration Date	5% ($)	10% ($)
James E. Renton	0	0	N/A	N/A	N/A	N/A
John S. Neubauer	0	0	N/A	N/A	N/A	N/A
Raymond T. Bauer	0	0	N/A	N/A	N/A	N/A

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers as of December 31, 2008. None of the named executive officers exercised options in 2008.

AGGREGATE YEAR END OPTION VALUES
(DECEMBER 31, 2007)

			Number of Securities Underlying Unexercised Options at 12/31/08		Value of Unexercised In-the-Money Options at 12/31/08 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized	Unexercisable	Exercisable	Unexercisable	Exercisable
James E. Renton	0	0	0	0	0	0
John S. Neubauer	0	0	0	0	0	0
Raymond T. Bauer	0	0	0	0	0	0

(1)
Represents the difference between the aggregate market value at December 31, 2008, as applicable, of our common stock (based on a last sale price of $0.33 such date) and the options’ aggregrate exercise price.

Outstanding Equity Awards At Fiscal Year-End Table
None.

Option Exercises And Stock Vested Table
None.

Pension Benefits Table
None.

Nonqualified Deferred Compensation Table
None.

All Other Compensation Table
None.

Perquisites Table
None.

Compensation of Directors

We currently have one director. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Annual Report, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares based on 7,008,000 shares issued and outstanding as of April 3, 2009.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Gary Triston Konigsallee 60F Dusseldorf, Germany	0	0%

Common Stock	All officers and Directors (1 person)	0	0

Common Stock	James Renton 176 Sierra Vista Circle SW Calgary, Alberta Canada T3H 3A4	1,550,000	22.1%

Common Stock	Moshe Solomonow 94 Ahuza St. Raanana, Israel	1,250,000	17.8.%

Common Stock	InterCap Partners Incorporated 1800 Century Park East Sixth Floor Los Angeles, CA 90067(2)	500,000	7.1%

Common Stock	Alpha Capital, Ltd. 29 Harley Street London W1G 9QR UK(3)	1,008,000	14.4%

[1]           The person named above may be deemed to be a "parent" and "promoter" of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Renton is the only "promoter" of our Company.
[2]           Deann Hampton has voting and/or dispositive power with respect to the shares owned by InterCap Partners Incorporated.

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

Common Stock

As of April 3, 2009, there were 25 shareholders of record holding a total of 7,008,000 shares of fully paid and non-assessable common stock of the 75,000,000 shares of common stock, par value $0.001, authorized.

 The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Preferred Stock

None.

Warrants

None.

Stock Options

None.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

 Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties have any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	2008	2007
	Moore&Associates	Moore&Associates
Audit Fees (1)	$14,250	$6,750
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	$3,600	$3,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)
During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

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

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Articles of Incorporation of WiTel Corp.
3.2	Bylaws of WiTel Corp.

14.	Code of Ethics

(b) DESCRIPTION OF EXHIBITS

EXHIBIT 3.1

Articles of Incorporation of WiTel Corp., dated February 20, 2007, incorporated by reference to the Company’s filing on Form SB-2, on August 3, 2008.

EXHIBIT 3.2

Bylaws of WiTel Corp., approved and adopted on February 28, 2007, incorporated by reference to the Company’s filing on Form SB-2, on August 3, 2008.

EXHIBIT 14.1

Code of Ethics adopted March 31, 2008 (incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 14, 2008).

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

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Dusseldorf, Germany on April 3, 2009.

WiTel Corp. By: /s/ Gary Tsitron Gary Tsitron, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities indicated have signed this report below:

Signature	Title	Date

By: /s/ Gary Tsitron Gary Tsitron	Director, Chief Executive Officer, President	April 3, 2009

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Witel Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Witel Corp. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and since inception on February 20, 2007 through December 31, 2007 and since inception on February 20, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Witel Corp. (A Development Stage Company) as of December 31, 2008 and 2007, flows for the year ended December 31, 2008 and since inception on February 20, 2007 through December 31, 2007 and since inception on February 20, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $185,538, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 2, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,
	2008	2007

Assets

Current assets
Cash	$138,280	$13,936
Inventories (Note 2)	109,000	23,000

Total current assets	247,280	36,936

Total assets	$247,280	$36,936

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	33,468	-

Total current liabilities	-	-

Total liabilities	-	-

Stockholders’ equity
Common stock - $.001 par value; 75,000,000 shares authorized, 7,008,000 shares issued and outstanding at December 31, 2008 and 6,100,000 shares issued and outstanding at December 31, 2007 (Note 4)	7,008	6,100
Additional paid-in capital	392,342	96,250
Deficit accumulated during the development stage	(185,538)	(65,414)

Total stockholders’ equity	213,812	36,936

Total liabilities and stockholders’ equity	$247,280	$36,936

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the year ending December 31, 2008	Cumulative from inception February 20, 2007 to December 31, 2007	Cumulative from inception February 20, 2007 to December 31, 2008

REVENUES	-	17,500	-

EXPENSES

General and administrative	$27,674	$30,731	$58,405

Research and Development	7,000	2,000	9,000

Website development	9,000	8,933	17,933

Software development	13,150	5,000	18,150

Professional fees	63,300	32,500	95,800

Stock based compensation	-	3,750	3,750

Provision for Income Taxes	-	-	-

Net loss	$(120,124)	$(65,414)	$(185,538)

Basic and diluted loss per common share	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	6,475,573	5,573,856

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Shareholders’ Equity

Balance at inception (February 20, 2007)	-	$-	$-	$-	$-

Founders shares, issued for services rendered on February 28, 2007 at $0.001 per share	3,750,000	3,750	-	(3,750)	-

Common stock subscribed (2,250,000) on May 1, 2007 at $0.02 per share	2,250,000	2,250	46,350	-	48,600

Common stock subscribed (100,000) on October 1, 2007 at $0.50 per share	100,000	100	49,900	-	50,000

Net loss	-	-	-	(61,664)	(61,664)

Balances, December 31, 2007	6,100,000	$6,100	$96,250	$(65,414)	$36,936

Common stock subscribed (150,000) on March 4, 2008 at $0.33 per share	150,000	150	49,850	-	50,000

Common stock subscribed (150,000) on July 22, 2008 at $0.33 per share	150,000	150	49,850	-	50,000

Common stock subscribed (200,000) on August 14, 2008 at $0.25 per share	200,000	200	49,800	-	50,000

Common stock subscribed (408,000) on December 8, 2008 at $0.33 per share	408,000	408	146,592	-	147,000

Net loss	-	-	-	(120,124)	(120,124)

Balances, December 31, 2008	7,008,000	$7,008	$392,342	$(185,538)	$213,812

See accompanying notes to financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	Cumulative results of Operations for the year ended December 31, 2008	Cumulative results of Operations from inception February 20, 2007 to December 31, 2007	Cumulative results of operations from inception February 20, 2007 to December 31, 2008

Operating activities
Net loss	$(120,124)	$(56,481)	$(185,538)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	3,750	3,750
Changes in assets and liabilities:
Inventories	(86,000)	(23,000)	(109,000)
Accounts payable	33,468	-	33,468

Net cash provided (used) by operating activities	(172,656)	(75,731)	(257,320)

Investing activities
Website development	-	(9,000)	-
Accumulated amortization, website	-	67	-

Net cash provided by (used for) investing activities	-	(8,933)	-

Financing activities
Capital stock	903	6,100	7,003
Stock based compensation	-	(3,750)	(3,750)
Paid-in capital	296,097	96,250	392,347

Net cash used for financing activities	297,000	98,600	395,600

Net increase (decrease) in cash and cash equivalents	124,344	13,936	138,280

Cash and cash equivalents, beginning of year	13,936	-	-

Cash and cash equivalents, end of year	$138,280	$13,936	$138,280

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$-	$-	$-

Income taxes	-	-	-

See accompanying notes to financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $185,538. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares for services rendered and by entering into private placement offerings for 2,250,000 shares at $0.02 per share for $48,600 and 100,000 shares at $0.50 per share for $50,000. As of December 31, 2007, the Company had issued 3,750,000 Founders shares at par value, $0.001 per share, for services rendered in the amount of $3,750, 2,250,000 shares at $0.02 per share for proceeds of $48,600, of which $48,600 has been received by the Company and 100,000 shares at $0.50 per share for proceeds of $50,000, of which $50,000 has been received by the Company. As of December 31, 2008, the Company had issued 300,000 shares at $0.33 per share for proceeds of $100,000, of which $100,000 had been received by the Company; 200,000 shares at $0.25 per share for proceeds of $50,000, of which $50,000 had been received by the Company and 403,333 shares at $0.33 per share for proceeds of $147,000 of which $147,000 had been received by the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.”  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600. As of May 1, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In July 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In August 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In December 2008, the Company authorized and issued 403,333 shares at $0.33 per share for total proceeds of $147,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company previously recorded $17,500 as an advance from a shareholder for funds provided to it while it was seeking capital. The Company has since written-off the amount of the advance. As of December 31, 2008 and 2007, there was no balance due to a shareholder for funds advanced to the Company to pay for costs incurred by it while it was seeking additional capital. These funds had been interest free and the Company has included the amount forgiven as income.

NOTE 6 - INCOME TAXES

As of December 31, 2008 and 2007, the Company had net operating loss carry forwards of approximately $120,124 and $56,481, respectively for a total of $185,538 that may be available to reduce future years' taxable income and will expire commencing in 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 7 – SUBSEQUENT EVENTS

On February 10, 2009,  the holders of the majority of the shares of common stock of Witel Corp. (the “Corporation”) (the “Shareholders”), pursuant to Section 205(b) of the Bylaws of the Corporation that states specifically: Any director may be removed from office, with or without cause, by the vote or written consent of stockholders representing not less than fifty percent of the issued and outstanding voting capital stock of the Corporation” removed John S. Neubauer and Raymond T. Bauer as members of the Board of Directors of the Corporation. A shareholder cancelled 1,550,000 shares inadvertently issued in his name.