Form 10-Q
period 2009-03-31
WITel Corp.
filed 2009-05-13
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes       No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2009
Common stock, $0.001 par value	7,008,333

WITEL CORP.
INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other information	18
Item 6.	Exhibits	19

Signatures

CERTIFICATIONS

	Exhibit 31 – Management certification	20-21

	Exhibit 32 – Sarbanes-Oxley Act	22-23

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2008 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	March 31, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash	$99 288	$138 280
Inventories (Note 2)	109 000	109 000

Total current assets	208 288	247 280
TOTAL ASSETS	$208 288	$247 280
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	33 468	33 468

Total current liabilities	33 468	33 468

TOTAL LIABILITIES	33 468	33 468

Stockholders’ equity
Common stock - $.001 par value; 75,000,000 shares authorized,	7 008	7 008
7,008,333 shares issued and outstanding as of March 31, 2009 and December 31, 2008
Additional paid-in capital	392 342	392 342
Deficit accumulated during the development stage	(224 530)	(185 538)

TOTAL STOCKHOLDERS’ EQUITY	174 820	213 812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208 288	$247 280

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(unaudited)

From
inception
	Three months	Three months	February 20, 2007
	Ended March 31,	Ended March 31,	through
	2009	2008	March 31, 2009

REVENUES	$-	$-	$17 500

EXPENSES

General and administrative	$2 392	$7 533	$60 797

Research and Development	-	-	9 000

Website development	2 000	2 000	19 933

Software development	-	5 000	18 150

Professional fees	34 600	17 000	130 400

Stock based compensation	-	-	3 750

Provision for Income Taxes	-	-	-

Net loss	$(38 992)	$(31 533)	$(224 530)

Basic and diluted loss per common share	$(0.01)	$(0.006)	(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	7 008 000	5 573 856

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(unaudited)

From Inception
	For the Three	For the Three	February 20, 2007
	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING ACTIVITIES:
Net loss	$(38 992)	$(31 533)	$(224 530)
Adjustments to reconcile net loss to cash
provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	-	3 750
Changes in assets and liabilities:
Inventories	-	-	(109 000)
Accounts payable	-	7 100	33 468
Net cash provided (used) by operating activities	(38 992)	(24 433)	(296 312)

INVESTING ACTIVITIES:
Website development	-	-	-
Accumulated amortization, website	-	-	-
Net cash provided by (used for) investing activities	-	-	-

FINANCING ACTIVITIES:
Capital stock	-	150	7 008
Stock based compensation	-	-	(3 750)
Paid-in capital	-	49 850	392 342

Net cash used for financing activities	-	50 000	395 600

Net increase (decrease) in cash and cash equivalents	38 992	25 567	99 288

Cash and cash equivalents, beginning of period	138 280	13 936	-

Cash and cash equivalents, end of period	$99 288	$39 503	$99 288

Supplemental disclosure of cash flow information
Cash paid during the period for Interest	$-	$-	$-

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $224,530. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share for proceeds of $48,600 and 100,000 shares at $0.50 per share for proceeds of $50,000. As of December 31, 2007, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, which $48,600 has been received by the Company and 100,000 shares at $0.50 per share for proceeds of $50,000, which has been received by the Company. As of December 31, 2008, the Company had issued 300,000 shares at $0.33 per share for proceeds of $100,000, which $100,000 has been received by the Company; 200,000 shares at $0.25 per share for proceeds of $50,000, which has been received by the Company and 408,000 shares at $0.36 per share for proceeds of $147,000, which has been received by the Company.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2009 and March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600. As of May 1, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In July 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In August 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In December 2008, the Company authorized and issued 408,000 shares at $0.36 per share for total proceeds of $147,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 5 - INCOME TAXES

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $224,530 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2009 and March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

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

As of March 31, 2009, we had $99,288 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

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

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

Net sales for the three months ended March 31, 2009 were $0, with a change of $0 or 0% from net sales of $0 for the three months ended March 31, 2008. The lack of change is due to our development stage and that we have yet to commence sales.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $7,459 or 23.6% to $38,992 for the three months ended March 31, 2009 from $31,533 for the three months ended March 31, 2008. The components of operating expenses are discussed below.

·
General and administrative expenses decreased by $5,141 between 2009 and 2008 to $2,392 from $7,533. General and administrative expenses as a percentage of net sales in not meaningful. The decrease between 2009 and 2008 is primarily attributable to decreases in various office expenses.

·	Research and development expenses were not incurred in the three months ended March 31, 2009 or 2008.

·	Website development increased $0, to $2,000 in 2009 from $2,000 in 2008. Website development expenses as a percent of net sales are not meaningful.

·
Software development decreased $5,000 between 2009 and 2008 to $5,000 from $0. This decrease was primarily due to costs associated with development our operating system for our telephones. Software development expenses as a percent of net sales is not meaningful.

·
Professional fees increased $17,600 between 2009 and 2008 to $34,600 from $17,000. This increase was primarily due to the increase in our regulatory filings in 2009. Professional fees as a percentage of net sales is not material.

·	Stock based compensation was not incurred in the comparable periods in 2009 and 2008

·
Net loss increased by $7,459 resulting in a loss of $38,992 for the three months ended March 31, 2009 from a net loss of $31,533 for the three months ended March 31, 2008. As a percentage of net sales, net loss is not meaningful.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

Management believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

We  expended no amounts on capital expenditures for the three months ended March 31, 2009 and March 31, 2008, respectively.

Liquidity and Capital Resources

We had net losses of $38,992, $31,533 and $224,530 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively.

Cash flow used in operating activities was $38,992, $24,433 and $296,312 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively. Cash flow used in operating activities in the current period can be attributed to our purchase of inventory.

Cash flows used in investing activities was $0, $0 and $0 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively. Cash flow used in investing activities in the prior comparable period was for website development.

Cash flow provided from financing activities was $0, $50,000 and $395,600 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

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

We have had no formal long term lines of credit or other bank financing arrangements as of March 31, 2009.

We have no current plans for the purchase or sale of any plant or equipment.

We have no current plans to make any changes in the number of employees.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2009.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on April 3, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as updated and disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 2. Changes in securities and small business issuer purchases of equity securities

There were no changes in securities and small business issuer purchases of equity securities during the period ended March 31, 2009

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

(d)	The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009	By: /s/ Gary Tsitron
Gary Tsitron
President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)