Form 10-Q
period 2009-06-30
WITel Corp.
filed 2009-08-18
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

1224 Washington Avenue, Miami Beach, Florida
(Former Address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [_] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18 , 2009
Common stock, $0.001 par value	7,708,000

WITEL CORP.
INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Signatures

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 19-20

Exhibit 32 – Sarbanes-Oxley Act……………………………………………………………. 21-22

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	June 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash	$65,392	$138,280
Inventories (Note 2)	109,000	109,000

Total current assets	174,392	247,280
TOTAL ASSETS	$174,392	$247,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	33,468	33,468

Total current liabilities	33,468	33,468

TOTAL LIABILITIES	33,468	33,468

Stockholders’ equity
Common stock - $.001 par value; 75,000,000 shares authorized,	7,708	7,008
7,008,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008
Additional paid-in capital	392,342	392,342
Deficit accumulated during the development stage	(259,126)	(185,538)

TOTAL STOCKHOLDERS’ EQUITY	140,924	213,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,392	$247,280

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(unaudited)

					From
	Three months	Three months	Six months	Six months	inception
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	February 20, 2007 to
	2009	2008	2009	2008	June 30, 2009

REVENUES	$1,061	$-	$1,061	$-	$18,561

EXPENSES

General and administrative	$16,711	$4,365	$19,104	$11,898	$77,508

Research and Development	-	7,000	-	7,000	9,000

Website development	9,246	-	11,246	5,400	29,179

Software development	-	8,150	-	13,150	18,150

Professional fees	9,000	10,150	43,600	23,750	139,400

Stock based compensation	700	-	700	-	4,450

Provision for Income Taxes	-	-	-	-	-

Net loss	$(34,596)	$(29,665)	$(73,588)	$(61,198)	$(259,126)

Basic and diluted loss per common share	$(0.01)	$(0.005)	$(0.01)	$(0.01)	(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	7,708,000	5,904,098	7,708,000	5,904,098

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Six	For the Six	February 20, 2007
	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

OPERATING ACTIVITIES:
Net loss	$(73,588)	$(61,198)	$(259,126)
Adjustments to reconcile net loss to cash
provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	700	-	4,450
Changes in assets and liabilities:
Inventories	-	-	(109,000)
Accounts payable	-	9,000	33,468
Net cash provided (used) by operating activities	(72,888)	(52,198)	(330,208)

INVESTING ACTIVITIES:
Website development	-	-	-
Accumulated amortization, website	-	-	-
Net cash provided by (used for) investing activities	-	-	-

FINANCING ACTIVITIES:
Capital stock	700	150	7,708
Stock based compensation	(700)	-	(4,450)
Paid-in capital	-	49,850	392,342

Net cash used for financing activities	-	50,000	395,600

Net increase (decrease) in cash and cash equivalents	72,888	(2,198)	65,392

Cash and cash equivalents, beginning of period	138,280	13,936	-

Cash and cash equivalents, end of period	$65,392	$11,739	$65,392

Supplemental disclosure of cash flow information
Cash paid during the period for Interest	$-	$-	$-

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Witel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $259,126. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company offers global mobile communication services over WiFi networks. The Company designs, manufactures, and markets proprietary mobile communication devices that are offered in conjunction with its phone service. The Company launched its service in the end of the second quarter of 2009.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three months ended June 30, 2009 and June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

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

As of June 9, 2009, the Company issued 700,000 shares of its common stock at $0.001 pursuant to an employment agreement with two of its senior employees.

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

NOTE 5 - INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $259,126 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2009 and June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

We were organized to offer global mobile communication services over WiFi networks. The Company designs, manufactures, and markets proprietary mobile communication devices that are offered in conjunction with our phone service. We have recently commenced business operations and have begun to generate revenues from operations.

In our annual report on Form 10-K and in Note One of this 10-Q, our auditors have issued a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from operations and we do not anticipate any revenues from operations until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

As of June 30, 2009, we had $65,392 cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

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

Three months ended June 30, 2009 compared with the three months ended June 30, 2008

Net sales for the three months ended June 30, 2009 were $1,061, with a change of $1,061 from net sales of $0 for the three months ended June 30, 2008. The change in sales is due to the launching of our services in the end of the second quarter.  The Company experienced some technical difficulties with its main credit card processor within a few hours of its launching and as a result many transactions were not settled prior to the ending of the quarter. The Company has since switched its credit card processing to Paypal, a subsidiary of eBay and is satisfied with the results.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $4,231 or 14.26% to $33,896 for the three months ended June 30, 2009 from $29,665 for the three months ended June 30, 2008. The components of operating expenses are discussed below.

•	•
General and administrative expenses increased by $12,346 between 2009 and 2008 to $16,711 from $4,365. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2009 and 2008 is primarily attributable to increases in various office expenses.

·	Research and development expenses decreased by $7,000 between 2009 and 2008 to $0 from $7,000. Research and development expenses as a percentage of net sales in not meaningful.

·
Website development increased $9,246 or 100%, to $9,246 in 2009 from $0 in 2008. The increase was due to the expenditures on our website in 2009. Website development expenses as a percent of net sales are not meaningful.

·	Software development decreased $8,150 between 2009 and 2008 to $0 from $8,150. This decrease was primarily due to costs associated with development our operating system for our telephones.

·	Professional fees decreased $1,150 between 2009 and 2008 to $9,000 from $10,150. This decrease was primarily due to the filing of our registration statement in 2009.

·	Net loss increased by $4,931 resulting in a loss of $34,596 for the three months ended June 30, 2009 from a net loss of $29,665 for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

Net sales for the three months ended June 30, 2009 were $1,061, with a change of $1,061 from net sales of $0 for the six months ended June 30, 2008. The change in sales is due to the launching of our services in the end of the second quarter.  We experienced some technical difficulties with its main credit card processor within a few hours of our launching and as a result many transactions were not settled prior to the ending of the quarter. We have since switched its credit card processing to Paypal, a subsidiary of eBay and is satisfied with the results.

Operating expenses include general and administrative expenses, research and development expenses, website development expenses, software development expenses and professional fees. In total, operating expenses increased $12,390 or 20.24% to $73,588 for the six months ended June 30, 2009 from $61,198 for the six months ended June 30, 2008. The components of operating expenses are discussed below.

•	•
General and administrative expenses increased by $7,206 between 2009 and 2008 to $19,104 from $11,898. General and administrative expenses as a percentage of net sales in not meaningful. The increase between 2009 and 2008 is primarily attributable to increases in various office expenses.

·	Research and development expenses decreased by $7,000 between 2009 and 2008 to $0 from $7,000. Research and development expenses as a percentage of net sales in not meaningful.

·
Website development increased by $5,846 between 2009 and 2008 to $11,246 from $5,400. The increase was due to the expenditures on our website in 2009. Website development expenses as a percent of net sales are not meaningful.

·	Software development decreased by $13,150 between 2009 and 2008 to $0 from $13,150. This decrease was primarily due to costs associated with development our operating system for our telephones.

·	Professional fees increased $19,850 between 2009 and 2008 to $43,600 from $23,750. This increase was primarily due to the increase in our regulatory filings in 2009.

·	Net loss increased by $12,390 resulting in a loss of $73,588 for the six months ended June 30, 2009 from a net loss of $61,198 for the six months ended June 30, 2008.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

Management believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

We expended no amounts on capital expenditures for the three months ended June 30, 2009 and June 30, 2008, respectively.

Liquidity and Capital Resources

We had net losses of $34,596, $29,665 and $259,126 for the three months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively.

We had net losses of $73,588, $61,198 and $259,126 for the six months ended June 30, 2009, June 30, 2008 for the period from February 20, 2007 (inception) through June 30, 2009, respectively.

Cash flow used in operating activities was $72,888, $52,198 and $330,208 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively. Cash flow used in operating activities in the current period can be attributed to our purchase of inventory.

Cash flows used in investing activities was $0, $0 and $0 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively. Cash flow used in investing activities in the prior comparable period was for website development.

Cash flow provided from financing activities was $0, $50,000 and $395,600 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively. Cash flow provided by financing activities in the current period can be attributed to subscriptions for shares of common stock.

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

We have had no formal long term lines of credit or other bank financing arrangements as of June 30, 2009.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2009.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated or repeated the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on April 3, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K except as updated and disclosed below.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds Securities

There were no changes in securities and small business issuer purchases of equity securities during the period ended June 30, 2009 except, as of June 9, 2009, we issued 700,000 shares of its common stock at $0.001 pursuant to an employment agreement with two of our senior employees.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2009.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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
Date: August 18, 2009	By: /s/ Gary Tsitron
Gary Tsitron
President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)