Form 10-Q/A
period 2009-03-31
WITel Corp.
filed 2009-12-24
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment no. 1)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-145134

Witel Corp. (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	20-8734462 (I.R.S. Employer Identification No.)

Konigsallee 60F, Dusseldorf, Germany (Address of Principal Executive Offices)	N/A (Zip Code)

Registrant's Telephone Number, including area code: (866)-400-0576

_______________________________________ (Former Address if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes   [  ]     No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   [  ]     No   [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [ ]       Accelerated filer  [ ]       Non-Accelerated filer  [ ]       Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [  ]     No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2009

Common stock, $0.001 par value	8,758,000

Explanatary Note:

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule lOb-5 thereunder, and noncooperation with a Board investigation. You can find a copy of the order at http: http://www.pcaobus.org/Enforcement/Disciplinary Proceedings/2009/0827 Moore.pdf

The Board of Directors and officers of the Company have decided amend our filings as reviewed by our new independent registered public accounting firm, Chang G. Park. Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

WITEL CORP.
INDEX TO FORM 10-Q/A FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other information	17
Item 6.	Exhibits	17

Signatures		18

CERTIFICATIONS
	Exhibit 31 - Management certification	19-20
	Exhibit 32 - Sarbanes-Oxley Act	21-22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	March 31, 2009	December 31, 2008

(unaudited)
Assets
Current assets
Cash	$99 288	$138 280
Inventories (Note 2)	105 344	109 000
Prepaid expense	203	-

Total current assets	204 835	247 280

Total assets	$204 835	$247 280

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	5 636	33 468
Due to related party-director	1	-

Total liabilities	5 637	33 468

Stockholders' equity
Common stock - $.001 par value; 75,000,000 shares authorized, 7,008,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	7 008	7 008
Additional paid-in capital	392 342	392 342
Deficit accumulated during the development stage	(200 152)	(185 538)

Total stockholders' equity	199 198	213 812

Total liabilities and stockholders' equity	$204 835	$247 280

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(unaudited)

	Three months Ended		From inception February 20, 2007 to March 31, 2009

	March 31, 2009	March 31, 2008

REVENUES	$-	$-	$17 500

EXPENSES
General and administrative(Other exp)	$2 167	$7 533	$60 572
Research and Development	3 656	-	12 656
Website development	3 691	2 000	21 624
Software development	-	5 000	18 150
Professional fees	4 500	17 000	100 300
Stock based compensation	-	-	3 750

Operation Expense	14 014	31 533	217 052

Operating Loss	(14 014)	(31 533)	(199 552)

Other expense and Revenue
Interest Expense	(600)	-	(600)

Net loss	$(14 614)	$(31 533)	$(200 152)

Basic and diluted loss per common share	$(0.01)	$(0.006)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	7 008 000	5 573 856

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended		From Inception February 20, 2007 through March 31, 2009

	March 31, 2009	March 31, 2008

Cash Flows from Operating activities
Net loss	$(14 614)	$(31 533)	$(200 152)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	-	-	3 750
Changes in assets and liabilities:
Inventory decrease	3 656	-
Prepaid expense increase	(203)		(203)
Accounts payable decrease	(27 832)	7 100	5 636
Due related party increase	1	-	1

Net cash provided (used) by operating activities	(38 992)	(24 433)	(190 968)

Cash Flows from Investing activities
Website development	-	-	-
Accumulated amortization, website	-	-	-

Net cash provided by (used for) investing activities	-	-	-

Cash Flows from Financing activities
Capital stock	-	150	3 258
Paid-in capital	-	49 850	392 342

Net cash used for financing activities	-	50 000	395 600

Net increase (decrease) in cash and cash equivalents	(38 992)	25 567	204 632

Cash and cash equivalents, beginning of period	138 280	13 936	-

Cash and cash equivalents, end of period	$99 288	$39 503	$99 288

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$600	$-	$600

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
_______________________________________________________________________________________________

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $200,152. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

Going Concern

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of issuing Founders' shares and entering into a private placement offering for 2,250,000 shares at $0.02 per share for proceeds of $48,600 and 100,000 shares at $0.50 per share for proceeds of $50,000. As of December 31, 2007, the Company had issued 3,750,000 Founders shares at $0.001 per share for services rendered in the amount of $3,750 and 2,250,000 shares at $0.02 per share for proceeds of $48,600, which $48,600 has been received by the Company and 100,000 shares at $0.50 per share for proceeds of $50,000, which has been received by the Company. As of December 31, 2008, the Company had issued 300,000 shares at $0.33 per share for proceeds of $100,000, which $100,000 has been received by the Company; 200,000 shares at $0.25 per share for proceeds of $50,000, which has been received by the Company and 408,000 shares at $0.36 per share for proceeds of $147,000, which has been received by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
_______________________________________________________________________________________________

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

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method for inventory.

As of March 31, 2009 inventory consisted of the following:

Inventories	Cost

Phone inventories	85 312
Call inventories	20 032

Total inventories	105 344

INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards FASB ASC 740, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

STOCK-BASED COMPENSATION

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expenses as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Financial Statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, "Debt with Conversion and other Options (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, "General Intangibles Other than Goodwill." FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, "General Intangibles Other than Goodwill." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our consolidated financial statements.

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
_______________________________________________________________________________________________

Effective January 1, 2008, we adopted FASB ASC 820-10-25, "Fair Value Measurements and Disclosures." This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. We did not elect fair value accounting for any assets and liabilities allowed by FASB ASC 825, "Financial Instruments".

FASB ASC 820-10 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTE 4 - CAPITAL STOCK
_______________________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2007, immediately after inception, the Company issued 3,750,000 shares of its common stock at $0.001 per share for services rendered in the amount of $3,750 to its directors, professionals and others.

PRIVATE PLACEMENTS

In April 2007, the Company authorized a private placement offering of up to 2,250,000 shares of common stock at a price of $0.02 per share for a total amount of $48,600. As of May 1, 2007, the Company had issued 2,250,000 shares at $0.02 per share and received $48,600 from the sale of its private placement stock to 18 accredited investors in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act. In October 2007, the Company authorized and issued 100,000 shares at $0.50 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In March 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In July 2008, the Company authorized and issued 150,000 shares at $0.33 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In August 2008, the Company authorized and issued 200,000 shares at $0.25 per share for total proceeds of $50,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act. In December 2008, the Company authorized and issued 408,000 shares at $0.36 per share for total proceeds of $147,000 to an institutional investor in an exempt transaction in reliance on Section 4(2) and Regulation S of the Act.

NOTE 5 - INCOME TAXES
_______________________________________________________________________________________________

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $200,152 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 6 - SUBSEQUENT EVENTS
_______________________________________________________________________________________________

As of June 9, 2009, the Company issued 700,000 shares of its common stock at $0.001 as bonus for a Director and officer of the Company.

As of September 14, 2009, the Company issued 1,050,000 shares of its common stock at $0.001 as a signing bonus for acting a Director and officer of the Company.

NOTE 7 - RESTATEMENT
_______________________________________________________________________________________________

The accompanying Review financial statements as of March 31 2009 have been restated as of December 23, 2009.

The financials have been revised to properly account for the effect of the payment of accounts payable, inventory use by testing purpose and the recognition expenses and un-accrued liabilities.

The following is a summary of the effect of the restatement of Balance Sheet and Statement of Operations:

Balance Sheet

March 31, 2009

	Restatement	Original	Change

Assets
Current assets
Cash	$99 288	99 288	-
Inventories (Note 2)	105 344	109 000	(3 656)
Prepaid expense	203		203

Total current assets	204 835	208 288	(3 453)

Total assets	$204 835	208 288	(3 453)

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	5 636	33 468	(27 832)
Due to related party-director	1	-	1

Total liabilities	5 637	33 468	(27 831)

Stockholders' equity
Common stock - $.001 par value; 75,000,000 shares authorized, 7,008,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	7 008	7 008	-
Additional paid-in capital	392 342	392 342	-
Deficit accumulated during the development stage	(200 152)	(224 530)	24 378

Total stockholders' equity	199 198	174 820	24 378

Total liabilities and stockholders' equity	$204 835	208 288	(3 453)

Statement of Operations:

Three Months Ended March 31, 2009

Restatement

Original

Change

REVENUES

$

-

-

EXPENSES

General and administrative (Other exp)

$

2 167

2 392

(225)

Research and Development

3 656

-

3 656

Website development

3 691

2 000

1 691

Software development

-

-

-

Professional fees

4 500

34 600

(30 100)

Stock based compensation

-

-

-

Operation Expense

14 014

(38 992)

(24 978)

Operating Loss

(14 014)

(38 992)

(24 978)

Other expense and Revenue

Interest Expense

(600)

-

(600)

Net loss

$

(14 614)

(38 992)

(24 378)

Basic and diluted loss per common share

$

(0.01)

(0.01)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share

7 008 000

7 008 000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, that we make in this Quarterly Report on Form 10-Q/A are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements.  However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q/A and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q/A include, but are not limited to, our expectations regarding our ability to generate operating  cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

  the risks of a development stage company;

  management's plans, objectives and budgets for its future operations and future economic performance;

  capital budget and future capital requirements;

  meeting future capital needs;

  our dependence on management and the need to recruit additional personnel;

  limited trading for our common stock

  the level of future expenditures;

  impact of recent accounting pronouncements;

  the outcome of regulatory and litigation matters; and

  the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

  those described in the context of such forward-looking statements;

  future product development and marketing costs;

  changes in our pricing plans;

  timely development and acceptance of our products;

  the markets of our domestic operations;

  the impact of competitive products and pricing;

  the political, social and economic climate in which we conduct operations; and

  the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form SB-2/A (SEC File No. 333-145134).

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

In this Quarterly Report on Form 10-Q/A, "Company," "the Company," "us," and "our" refer to WiTel Corp., a Nevada corporation, unless the context requires otherwise.

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

Results of Operations

We are a development-stage company organized to enter into the wireless services industry by selling wireless phones, accessories and services, worldwide, utilizing "Wi-Fi." We have recently commenced business operations and have not generated any revenues from operations but only minimal revenue from the discharge of related party indebtedness.

In this quarterly report on Form 10-Q/A, our footnotes include  a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from operations and we do not anticipate any revenues from operations until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

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

Three months ended March 31, 2009 compared with the three months ended March 31, 2008

Revenue for the quarter ended March 31, 2009 was $0. We are in a development stage. We were organized in February 20, 2007 and have not generated revenues to date. Revenue from Inception of November 20, 2007 through March 31, 2009 was $17,500.

For the quarter ended March 31, 2009, we recorded a net loss of $14,614. We incurred operating expense of $14,614 and $31,533 for the three month ended March 31, 2009 and three month ended March 31, 2008 respectively.

For the period from November 20, 2007 to March 31, 2009, we recorded a net loss of $200,152.

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

Liquidity and Capital Resources

We had net losses of $14,614, $31,533 and $200,152 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively.

Cash flow used in operating activities was $38,992, $24,433 and $190,968 for the three months ended March 31, 2009, March 31, 2008 and for the period from February 20, 2007 (inception) through March 31, 2009, respectively. Cash flow used in operating activities in the current period can be attributed to our purchase of inventory.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q/A, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q/A, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have updated the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was  filed with the Securities and Exchange Commission on April 3, 2009 KSB but updated or confirmed some of the risk factors previously disclosed below.

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

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Date: December 23, 2009

By: /s/ Gary Tsitron

Gary Tsitron

President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)