Form 10-Q/A
period 2009-06-30
WITel Corp.
filed 2009-12-24
CIK 1406932

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

WITEL CORP.
INDEX TO FORM 10-Q/A FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	June 30, 2009	December 31, 2008

(unaudited)
Assets
Current assets
Cash	$65 392	$138 280
Inventories (Note 2)	103 218	109 000
Prepaid expense	-	-

Total current assets	168 610	247 280

Total assets	$168 610	$247 280

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	3 333	33 468
Due to related party-director	1	-

Total current liabilities	3 334	33 468

Total liabilities	3 334	33 468

Stockholders' equity
Common stock - $.001 par value; 75,000,000 shares authorized, 7,708,000 shares and 7,008,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	7 708	7 008
Additional paid-in capital	392 342	392 342
Deficit accumulated during the development stage	(234 774)	(185 538)

Total stockholders' equity	165 276	213 812

Total liabilities and stockholders' equity	$168 610	$247 280

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(unaudited)

	Six months Ended	Three months Ended	Six months Ended	Three months Ended	From inception February 20, 2007 to June 30, 2009

	June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2008

Revenues	$1 061	$1 061	$-	$-	$18 561
Cost of revenues	86	86	-	-	86

Gross Profit	975	975	-	-	18 475

EXPENSES
General and administrative	$15 012	$12 846	$11 898	$4 365	$73 417
Advertising fee	2 761	2 761	-	-	2 761
Research and Development	5 696	2 040	7 000	7 000	14 696
Website development	11 242	7 551	5 400	-	29 175
Software development	-	-	13 150	8 150	18 150
Professional fees	14 200	9 700	23 750	10 150	110 000
Stock based compensation	700	700	-	-	4 450

Operation Expense	49 611	35 597	61 198	29 665	252 649

Operating Loss	(48 636)	(34 622)	(61 198)	(29 665)	(234 174)

Other expense and Revenue
Interest expense	(600)	-	-	-	(600)

Net loss	$(49 236)	$(34 622)	$(61 198)	$(29 665)	$(234 774)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.006)	$(0.006)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	7 089 215	7 169 538	5 904 098	5 904 098

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended		From Inception February 20, 2007 through June 30, 2009

	June 30, 2009	June 30, 2008

Cash Flows from Operating activities
Net loss	$(49 236)	$(61 198)	$(234 774)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	700	-	4 450
Changes in assets and liabilities:
Inventory decrease	5 782	-	(103 218)
Accounts payable decrease	(30 136)	9 000	3 333
Due related party increase	1	-	1

Net cash provided (used) by operating activities	(72 888)	(52 198)	(330 208)

Cash Flows from Investing activities
Website development	-	-	-
Accumulated amortization, website	-	-	-

Net cash provided by (used for) investing activities	-	-	-

Cash Flows from Financing activities
Capital stock	-	150	3 258
Paid-in capital	-	49 850	392 342

Net cash used for financing activities	-	50 000	395 600

Net increase (decrease) in cash and cash equivalents	(72 888)	(2 198)	65 392

Cash and cash equivalents, beginning of period	138 280	13 936	-

Cash and cash equivalents, end of period	$65 392	$11 738	$65 392

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$600	$-	$600

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
_______________________________________________________________________________________________

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $234,774. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company intends to sell wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three and six months ended June 30, 2009 and June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method for inventory.

As of June 30, 2009 inventory consisted of the following:

Inventories	Cost

Phone inventory	85 226
Air time inventory	17 992

Total inventories	103 218

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

NOTE 5 - INCOME TAXES
_______________________________________________________________________________________________

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $234 774 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

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

NOTE 7 - RESTATEMENT
_______________________________________________________________________________________________

The accompanying Review financial statements as of June 30, 2009 have been restated as of December 23, 2009.

The financials have been revised to properly account for the effect of the payment of accounts payable, inventory use by testing purpose and the recognition expenses and un-accrued liabilities.

The following is a summary of the effect of the restatement of Balance Sheet and Statement of Operations:

Balance Sheet

June 30, 2009

	Restatement	Original	Change

Assets
Current assets
Cash	$65 392	65 392	-
Inventories (Note 2)	103 218	109 000	(5 782)
Prepaid expense			-

Total current assets	168 610	174 392	(5 782)

Total assets	$168 610	174 392	(5 782)

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	3 333	33 468	(30 135)
Due to related party-director	1	-	1

Total liabilities	3 334	33 468	(30 134)

Stockholders' equity
Common stock - $.001 par value; 75,000,000 shares authorized, 7,708,000 shares and 7,008,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	7 708	7 708	-
Additional paid-in capital	392 342	392 342	-
Deficit accumulated during the development stage	(234 774)	(259 126)	24 352

Total stockholders' equity	165 276	140 924	24 352

Total liabilities and stockholders' equity	$168 610	174 392	(5 783)

Statement of Operations:

Six months Ended June 30, 2009

Three months Ended June 30, 2009

Restatement

Original

Change

Restatement

Original

Change

Revenues

$

1 061

$

1 061

$

-

$

1 061

$

1 061

$

-

Cost of revenues

86

-

86

86

-

86

Gross Profit

975

1 061

(86)

975

1 061

(86)

EXPENSES

General and administrative

$

15 012

$

19 104

$

(4 092)

$

12 846

$

16 711

$

(3 865)

Advertising fee

2 761

-

2 761

2 761

2 761

Research and Development

5 696

-

5 696

2 040

2 040

Website development

11 242

11 246

(4)

7 551

9 246

(1 695)

Software development

-

-

-

Professional fees

14 200

43 600

(29 400)

9 700

9 000

700

Stock based compensation

700

700

-

700

700

-

Operation Expense

49 611

74 650

(25 039)

35 597

(35 657)

(60)

Operating Loss

(48 636)

(73 588)

24 952

(34 622)

(34 596)

(26)

Other expense and Revenue

Interest expense

(600)

-

(600)

-

-

-

Net loss

$

(49 236)

$

(73 588)

$

(14 640)

$

(34 622)

$

(34 622)

$

-

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

Six months ended June 30, 2009 compared with the six months ended June 30, 2008

Revenue for the six month ended June 30, 2009 was $1 061. Revenue from Inception of November 20, 2007 through June 30, 2009 was $18,561.

For the six month ended June 30, 2009, we recorded a net loss of $49,236. We incurred operating expense of $49,611 and $34,662 for the six month ended June 30, 2009 and six month ended June 30, 2008 respectively.

For the period from November 20, 2007 to June 30, 2009, we recorded a net loss of $234,774.

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

Liquidity and Capital Resources

We had net losses of $49,236, $34,662 and $234,774 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively.

Cash flow used in operating activities was $72,888, $52,198 and $330,208 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively. Cash flow used in operating activities in the current period can be attributed to payment of accounts payable.

Cash flows used in investing activities was $0, $0 and $0 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively.

Cash flow provided from financing activities was $0, $50,000 and $395,600 for the six months ended June 30, 2009, June 30, 2008 and for the period from February 20, 2007 (inception) through June 30, 2009, respectively. Cash flow provided by financing activities can be attributed to subscriptions for shares of common stock.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Item 2. Changes in securities and small business issuer purchases of equity securities

There were no changes in securities and small business issuer purchases of equity securities during the period ended June 30, 2009 except that as of June 9, 2009, we issued 700,000 shares of its common stock at $0.001 pursuant to an employment agreement with two of our senior employees.

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