Form 10-Q
period 2009-09-30
WITel Corp.
filed 2009-12-24
CIK 1406932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment no. 1)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

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

Explanatary Note:

On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule lOb-5 thereunder, and noncooperation with a Board investigation. You can find a copy of the order at http: http://www.pcaobus.org/Enforcement/Disciplinary Proceedings/2009/0827 Moore.pdf

The Board of Directors and officers of the Company have decided amend our filings as reviewed by our new independent registered public accounting firm, Chang G. Park. Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q under Item 6 of Part II hereof.

WITEL CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	September 30, 2009	December 31, 2008

(unaudited)
Assets
Current assets
Cash	$42 001	$138 280
Inventories (Note 2)	58 579	109 000

Total current assets	100 580	247 280

Total assets	$100 580	$247 280

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	11 860	33 468
Due to related party-director	1	-
Other liabilities	9 099	-

Total current liabilities	20 960	33 468

Total liabilities	20 960	33 468

Stockholders' equity
Common stock - $.001 par value; 75,000,000 shares authorized, 8,758,000 shares and 7,008,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	8 758	7 008
Additional paid-in capital	392 342	392 342
Deficit accumulated during the development stage	(321 480)	(185 538)

Total stockholders' equity	79 620	213 812

Total liabilities and stockholders' equity	$100 580	$247 280

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(unaudited)

	Nine months Ended	Three months Ended	Nine months Ended	Three months Ended	From inception February 20, 2007 to September 30, 2009

	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009

Revenues	$44 898	$43 837	$-	$-	$62 398
Cost of revenues	41 821	41 735	-	-	41 821

Gross Profit	3 077	2 102	-	-	20 577

EXPENSES
General and administrative	$33 737	$18 725	$21 241	$9 343	$92 142
Advertising fee	32 297	29 536	-	-	32 297
Research and Development	6 126	430	7 000	3 600	15 126
Website development	15 336	4 094	9 000	-	33 269
Software development	10 000	10 000	13 150	-	28 150
Professional fees	28 700	14 500	28 875	5 125	124 500
Stock based compensation	1 750	1 050	-	-	5 500

Operation Expense	127 946	78 335	79 206	18 068	330 984

Operating Loss	(124 869)	(76 233)	(79 266)	(18 068)	(310 407)

Other expense and Revenue
Interest expense	(600)	-	-	-	(600)
Other Loss	(10 474)	(10 474)	-	-	(10 474)

Total other expense and revenue	(11 074)	(11 074)	-	-	(11 074)

Net loss	$(135 942)	$(86 707)	$(79 266)	(18 068)	$(321 480)

Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.006)	$(0.006)

Weighted average number of common shares outstanding used to calculate basic and diluted loss per share	7 359 282	7 890 609	5 911 034	5 911 034

The accompanying notes are an integral part of these financial statements.

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended		From Inception February 20, 2007 through September 30, 2009

	September 30, 2009	September 30, 2008

Cash Flows from Operating activities
Net loss	$(135 942)	$(79 266)	$(321 480)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	-	-	-
Stock based compensation	1 750	-	5 500
Changes in assets and liabilities:
Inventories decrease	50 421	(86 000)	(58 579)
Accounts payable decrease	(21 608)	3 288	11 860
Due related party increase	1	-	1
Other liability increase	9 099	-	9 099

Net cash provided (used) by operating activities	(96 279)	(161 978)	(353 599)

Cash Flows from Investing activities
Website development	-	-	-
Accumulated amortization, website	-	-	-

Net cash provided by (used for) investing activities	-	-	-

Cash Flows from Financing activities
Capital stock	-	500	3 258
Paid-in capital	-	149 500	392 342

Net cash used for financing activities	-	150 000	395 600

Net increase (decrease) in cash and cash equivalents	(96 279)	(11 978)	42 001

Cash and cash equivalents, beginning of period	138 280	13 936	-

Cash and cash equivalents, end of period	$42 001	$1 958	$42 001

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$600	$-	$600

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

WITEL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
_______________________________________________________________________________________________

WiTel Corp. (the "Company") is in the initial development stage and has incurred losses since inception totaling $321,480. The Company was incorporated on February 20, 2007 in the State of Nevada. The fiscal year end of the Company is December 31. The Company sells wireless phones that utilizes wireless internet (Wi-Fi) to deliver calls to its subscribers wherever they are in the world.

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

INTERIM FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2009 and September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009, are unaudited. In the opinion of management, such financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with our audited financial statements for the period ended December 31, 2008 as reflected in our Form 10-K filed with the Securities and Exchange Commission.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out method for inventory.

As of September 30, 2009 inventory consisted of the following:

Inventories	Cost

Phone inventory	55 470
Air time inventory	3 109

Total inventories	58 579

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

NOTE 5 - INCOME TAXES
_______________________________________________________________________________________________

As of September 30, 2009, the Company had net operating loss carry forwards of approximately $321,480 that may be available to reduce future years' taxable income and will expire commencing in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and, accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 6 - OTHER LOSS IN INCOME STATEMENT
_______________________________________________________________________________________________

The company was forced to write down the value of its inventory following a series of fraudulent credit card transactions which resulted in no payment being made for calls placed. The company has since implemented several fraud prevention tools and believes it is adequately protected.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2009 and September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

We are a development-stage company organized to enter into the wireless services industry by selling wireless phones, accessories and services, worldwide, utilizing "Wi-Fi." We have recently commenced business operations and have not generated any revenues from operations but only minimal revenue from the discharge of related party indebtedness.

I In this quarterly report on Form 10-Q, our footnotes include a "going concern" opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from operations and we do not anticipate any revenues from operations until we have completed our business plan and have raised additional financing. Accordingly, we must raise cash from sources other than from the sale of our products and services. Our only other source for cash at this time is investments by others in us. We must raise cash to implement our business strategy and stay in business. Our ability to develop new products and services will determine our success or failure.

As of September 30, 2009, we had $42,001 cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next three months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our e-commerce systems and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

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

Nine months ended September 30, 2009 compared with the nine months ended September 30, 2008

Revenue for the nine month ended September 30, 2009 was $44,898. Revenue from inception of November 20, 2007 through September 30, 2009 was $62,398. Cost of revenue is $44,821 for the nine months ended September 30, 2009.

For the nine month ended September 30, 2009 and 2008, we recorded a net loss of $135,942 and $79,266. We incurred operating expense of $127,946 and other expense $11,074 for the nine month ended September 30, 2009 and operating expense $79,266 for the nine month ended September 30, 2008 respectively.

As of nine months ended September 30, 2009, we record a other loss $10,474 due to the fraud loss in air time inventory. As of nine months ended September 30, 2009, there has no such transaction.

For the period from November 20, 2007 to September 30, 2009, we recorded a net loss of $321,480.

Income Tax Expense (Benefit)

We have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

Management believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

We expended no amounts on capital expenditures for the three months ended September 30, 2009 and September 30, 2008, respectively.

Liquidity and Capital Resources

We had net losses of $135,942, $79,266 and $321,480 for the nine months ended September 30, 2009, September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009, respectively.

Cash flow used in operating activities was $96,279, $161,978 and $353,599 for the nine months ended September 30, 2009, September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009, respectively. Cash flow used in operating activities in the current period can be attributed to our purchase of inventory, payment of accounts payable and daily selling expenses and administrative expenses.

Cash flows used in investing activities was $0, $0 and $0 for the nine months ended September 30, 2009, September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009, respectively.

Cash flow provided from financing activities was $0, $150,000 and $395,600 for the nine months ended September 30, 2009, September 30, 2008 and for the period from February 20, 2007 (inception) through September 30, 2009, respectively. Cash flow provided by financing activities can be attributed to subscriptions for shares of common stock.

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

We have had no formal long term lines of credit or other bank financing arrangements as of September 30, 2009.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limite

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

Item 2. Changes in securities and small business issuer purchases of equity securities

There were no changes in securities and small business issuer purchases of equity securities during the period ended September 30, 2009 except that as of September 14th, 2009, we issued 1 050 000 shares of its common stock at $0.001 pursuant to an employment agreement with CEO of the company.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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